Form 10-K
period 2008-12-31
MOBILE STAR CORP
filed 2009-02-25
CIK 1431936

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 333- 152952

THE MOBILE STAR CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0565411
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Danny Elbaz
53 Hanoter Street
Even Yehuda, Israel 40500
(Address of principal executive offices)

972 - (544) 655-341
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $800.00 based upon $0.0001 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of February 25, 2009 was 8,000,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.	Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to The Mobile Star Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations only on January 1, 2008. On January 16, 2008, Eli Malki assigned all his technology and invention rights including to develop and market a “Self Operated Computerized Karaoke Recording Booth” to The Mobile Star Corp. in exchange for a percentage of revenues ( royalties ) on future sales. This transfer agreement included all technology rights to the “Self Operated Computerized Karaoke Recording Booth”. On February 20, 2008 the Company. filed a patent application for the “Self Operated Computerized Karaoke Recording Booth” (Patent Application Number: 60/902,076) with the United States Patent Office. The technology describes a coin-operated karaoke machine that combines a digital media proprietary software platform, a US-wide broadband network, and a pay-per-use device. To date, to our knowledge, no such product exists in the market.

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

The Self Operated Computerized Karaoke Recording Booth comprises of the following:

(a)	a DVD, a flash memory device, a device connectable to automated means for recording audio via a physical cable;

(b)	a device connectable to automated means for recording audio via a communication link with the user multimedia file;

(c)	a door, ventilation means, a computer, screen, video camera and microphone;

(d)	optional lighting and an automatic money box;

(e)
a database of multimedia files, earphones, a recording means for recording audio and multimedia on a computer usable media, and a processing unit, and may comprise labeling and packing means for labeling and packing said computer usable media;

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

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Research and Development

We have not incurred costs to date and are not currently conducting any research and development activities. We do, however, have plans to undertake research and development activities during our first year of operation. If we are able to raise funds in this offering, we will retain one or more third parties to conduct research and development concerning our electromagnetic percussion system and to develop a prototype model. We have not yet entered into any agreements, negotiations, or discussions with any third parties with respect to such research and development activities. We do not intend to do so until we commence this offering. For a detailed description see "Plan of Operation."

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

risk factors relating to our company

In addition to the risk factors described in our registration statement on Form S1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our Principal executive offices are located at c/o Danny Elbaz, 53 Hanoter Street, Even Yehuda, Israel. This location is the home of our President and Director and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange or on the Over-The-Counter market. We intend to have a market maker file an application with FINRA for our common stock to be eligible for trading on the Over-The-Counter Bulletin Board or a similar electronic inter-dealer quotation system.

Holders

As of February 25, 2009, there were 8,000,000 common shares issued and outstanding, which were held by 7 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 10, 2008, we issued a total of 8,000,000 shares of our common stock to seven individuals, including to our Principal Executive Officer and Treasurer, Principal Accounting Officer. The purchase price for such shares was equal to their par value, $0.0001 per share, amounting in the aggregate for all 8,000,000 shares to $800. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe these issuances were exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made in an offshore transaction and only to the following individuals who are all non-U.S. citizens, all in accordance with the requirements of Regulation S of the Securities Act.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned

Danny Elbaz	1,600,000

Eran Gronich	1,120,000

Asher Zwebner	1,600,000

Lavi Krasney	1,600,000

Benjamin Resheff	1,600,000

Others	480,000

This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of The Mobile Star Corp.  And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

We are a development stage company that has bought the technology and filed a patent application for a self operated computerized Karaoke recording booth. The system includes:

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

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the self operated computerized Karaoke recording booth, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three to four months to construct a basic valid prototype of our product. If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product ourselves through third party sub-contractors and market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash in the amount of $376. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our operating expenses and net loss for the year ending December 31, was $18,019

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses as follows; $20,000 towards development of a working prototype, $5,000 towards marketing materials and website. Additionally, $75,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

See Item 15

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Our management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized we have not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

 The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2008.

Name	Age	Positions and Offices Held

Danny Elbaz	55	President and Director

Eran Gronich	35	Secretary and Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Danny Elbaz has been our President and Director since the Company’s inception in September 25, 2007 and began as of January 1, 2008 to oversee daily operation when the company began actual operations. He is a seasoned entrepreneur, a proven leader, and team player. With more than 20 years in the Hi-Tech industry Danny has experience in management, international sales, and marketing. He is among founders of NMC. Currently Mr. Elbaz is serving as a CEO and Executive Partner for two High-Tech companies, tracing new patents and technologies. Prior to that, in 1995 he founded Harmonic Data Systems Ltd., where he led the strategy to position the company. His time at Digital (DEC) Israel, 1989 through 1995, and Cosmic, Ltd., 1980 through 1988, honed his management skills while he developed his successful marketing and sales techniques.

Eran Gronich has served as our Secretary and Director since September 25, 2007. Currently he is the CEO of Alefo Interactive Ltd., creator of an online, web-based application that allows people to create personal homepages easily and efficiently without the need for any programming knowledge or web development expertise. Previously, in 2004 he founded IdeaPlus and was Director of Business Development. From 2001 until 2003 Mr. Gronich managed the North American sales for DayaGem. In 2000 he founded PyroPro and stayed on as the CEO. Mr. Gronich holds an MBA in Finance and Investing and a BA in Marketing.

There are no familial relationships among any of our directors or officers.  None of our directors or officers is a director in any other U.S. reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Alan Weinberg, CPA an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.	Executive Compensation.

Summary Compensation

Since our incorporation on September 25, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on September 25, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on September 25, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 25, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,000,000 shares of our common stock issued and outstanding as of February 25, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o ____________________________.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Danny Elbaz	1,600,000	20%

Eran Gronich	1,120,000	14%

Asher Zwebner	1,600,000	20%

Lavi Krasney	1,600,000	20%

Benjamin Resheff	1,600,000	20%

Others ( 2 individuals owning less than 5% each )	480,000	6%

All stockholders, and / or Directors and / or executive officers as a group (seven persons)	8,000,000	100%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On February 10, 2008, we subscribed 1,600,000 shares of our common stock to Mr. Danny Elbaz, our President and Director, for a payment of $160. As of August 12 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On February 10, 2008, we subscribed 1,120,000 shares of our common stock to Mr. Eran Gronich, our Secretary and Director, for a payment of $112. As of August 12 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Our principal independent accountant is Alan Weinberg, CPA. Their pre-approved fees billed to the Company are set forth below:

Fiscal Year Ended
December 31, 2008
Audit Fees	$21,000
Tax Fess	$1,000

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits. Financial Statement Schedules.

Exhibit                       Description

3.1	Articles of Incorporation of the Company

3.2	By-Laws of the Company

3.3	Form of Common Stock Certificate of the Company

10.1	Invention Technology Assignment

10.2	US Patent Application

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheet as of December 31, 2008	F-3

Statements of Operations for the Year Ended
December 31, 2008, and Cumulative from Inception	F-4

Statement of Stockholders’ (Deficit) for the Period from Inception
Through December 31, 2008	F-5

Statements of Cash Flows for the Year Ended December 31, 2008,
and Cumulative from Inception	F-6

Notes to Financial Statements December 31, 2008	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of  The Mobile Star Corp.:

We have audited the accompanying balance sheet of  The Mobile Star Corp. (a Delaware corporation in the development stage) as of December 31, 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for year ended December 31, 2008, and from inception (September 25, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  The Mobile Star Corp. as of December 31, 2008, and the results of its operations and its cash flows for the period ended December 31, 2008, and from inception (September 25, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates LLC
Baltimore, Maryland
January 22, 2009

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2008

ASSETS

Current Assets:
Cash	$376

Total current assets	376

Other Assets:
Patent pending	7,300
Assignment of invention rights	5,000
Deferred offering costs	20,000

Total other assets	32,300

Total Assets	$32,676

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$30,595
Loans from related parties - Directors and stockholders	14,300

Total current liabilities	44,895

Total liabilities	44,895

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 8,000,000 shares issued and outstanding	800
Additional paid-in capital	5,000
(Deficit) accumulated during the development stage	(18,019)

Total stockholders' (deficit)	(12,219)

Total Liabilities and Stockholders' (Deficit)	$32,676

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Cumulative
	December 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	12,924	12,924
Consulting fees	2,545	2,545
Legal - incorporation	2,350	2,350
Other	200	200

Total general and administrative expenses	18,019	18,019

(Loss) from Operations	(18,019)	(18,019)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(18,019)	$(18,019)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,254,795

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	8,000,000	800	-	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	8,000,000	$800	$5,000	$(18,019)	$(12,219)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Cumulative
	December 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(18,019)	$(18,019)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Accounts payable and accrued liabilites	10,595	10,595

Net Cash Used in Operating Activities	(7,424)	(7,424)

Investing Activities:
Purchase of patent pending	(7,300)	(7,300)

Net Cash Used in Investing Activities	(7,300)	(7,300)

Financing Activities:
Proceeds from common stock issued	800	800
Loans from shareholders	14,300	14,300

Net Cash Provided by Financing Activities	15,100	15,100

Net (Decrease) Increase in Cash	376	376

Cash - Beginning of Period	-	-

Cash - End of Period	$376	$376

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Accrual of deferred offering costs	$20,000	$20,000
Assignment of invention rights acquired through additional paid-in capital	$5,000	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from related parties - Directors and stockholders amounted to $14,300, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,144
Change in valuation allowance	(4,144)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008

Loss carryforwards	$4,144
Less - Valuation allowance	(4,144)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $18,019 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2008, the Company owed $14,300 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on February 4, 2008, the Company issued 2,720,000 shares of common stock to directors of the Company, for $272.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

(8)  Commitments

As described in Note 5, as of December 31, 2008, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal and accounting fees amounting to approximately $20,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOBILE STAR CORP.

Date: February 25, 2009	By:	/s/ Danny Elbaz
	Name:	Danny Elbaz
	Title:	President and Director (Principal
Executive Officer)

By:	/s/ Eran Gronich
Name:	Eran Gronich
Title:	Secretary and Director (Principal
Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009	By:	/s/ Danny Elbaz
	Name:	Danny Elbaz
	Title:	President and Director (Principal
Executive Officer)

Date: February25, 2009	By:	/s/ Eran Gronich
	Name:	Eran Gronich
	Title:	Secretary and Director (Principal
Financial, and Accounting Officer)