Form 10-Q
period 2009-03-31
MOBILE STAR CORP
filed 2009-05-04
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333- 152952

THE MOBILE STAR CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0565411
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Danny Elbaz
53 Hanoter Street
Even Yehuda, Israel 40500
(Address of principal executive offices)

972 - (544) 655-341
 (Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 4 , 2009, 8,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

Financial Statements-

Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months Ended
March 31, 2009, and Cumulative from Inception	F-3

Statement of Stockholders’ (Deficit) for the Period from Inception
Through March 31, 2009	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2009,
and Cumulative from Inception	F-5

Notes to Financial Statements March 31, 2009	F-6

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$38,064	$376

Total current assets	38,064	376

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000
Deferred offering costs	20,000	20,000

Total other assets	32,300	32,300

Total Assets	$70,364	$32,676

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$19,000	$30,595
Loans from related parties - Directors and stockholders	4,300	14,300

Total current liabilities	23,300	44,895

Total liabilities	23,300	44,895

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid-in capital	5,000	5,000
Stock subscriptions paid	80,000	-
(Deficit) accumulated during the development stage	(38,736)	(18,019)

Total stockholders' equity (deficit)	47,064	(12,219)

Total Liabilities and Stockholders' Equity (Deficit)	$70,364	$32,676

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2009	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	15,527	28,451
Consulting fees	1,500	4,045
Legal - incorporation	-	2,350
Other	268	468

Total general and administrative expenses	17,295	35,314

(Loss) from Operations	(17,295)	(35,314)

Other Income (Expense)	(3,422)	(3,422)

Provision for Income Taxes	-	-

Net (Loss)	$(20,717)	$(38,736)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,000,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Paid	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash	8,000,000	800	-	-	-	800

Assignment of invention rights	-	-	5,000	-	-	5,000

Net (loss) for the year	-	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	8,000,000	800	5,000	-	(18,019)	(12,219)

Stock subscriptions paid	-	-	-	80,000	-	80,000

Net (loss) for the period	-	-	-	-	(20,717)	(20,717)

Balance - March 31, 2009	8,000,000	$800	$5,000	$80,000	$(38,736)	$47,064

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2009
(Unaudited)
	Three Months
	Ended	Cumulative
	March 31,	From
	2009	Inception

Operating Activities:
Net (loss)	$(20,717)	$(38,736)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilites	(11,595)	(1,000)

Net Cash Used in Operating Activities	(32,312)	(39,736)

Investing Activities:
Purchase of patent pending	-	(7,300)

Net Cash Used in Investing Activities	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	800
Stock subscriptions paid	80,000	80,000
Loans from shareholders	(10,000)	4,300

Net Cash Provided by Financing Activities	70,000	85,100

Net (Decrease) Increase in Cash	37,688	38,064

Cash - Beginning of Period	376	-

Cash - End of Period	$38,064	$38,064

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accrual of deferred offering costs	$-	$20,000
Assignment of invention rights acquired through additional paid-in capital	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. The Company extended this public offering for an additional 90 days.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers the direct incremental costs of raising capital as other assets until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

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

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company has also commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. The Company extended this public offering for an additional 90 days.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2009, loans from related parties - directors and stockholders amounted to $4,300, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2009 was as follows (assuming a 23% effective tax rate):
2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,765
Change in valuation allowance	(4,765)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009 as follows:

2009

Loss carryforwards	$8,909
Less - Valuation allowance	(8,909)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $38,736 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2009, the Company owed $4,300 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 2,720,000 shares of common stock to directors of the Company, for $272.

As of March 31, 2009, the Company paid consulting fees in the amount of $2,200 to a director and officer of the Company.

(8)  Commitments

On June 15, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company ("NATCO"). Under the Agreement, the Company agreed to pay to NATCO an annual fee of $1,500 for the first year and $1,800 for every year thereafter. NATCO will act as the Company’s transfer agent and registrar.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

As described in Note 3, in January 2008, the Company entered into a Assignment Agreement whereby the Company acquired all of the rights, title and interest in the invention known as the “Self operated computerized karaoke recording booth” for consideration of royalties ranging from 1% to 5% based on the net income of the Company for 30 years from the date of the Company's incorporation.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Mobile Star,” Company,” “we,” “our” or “us” refer to The Mobile Star Corp.  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 12, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations on January 1, 2008. Our Principal executive offices are located at c/o Danny Elbaz, 53 Hanoter Street, Even Yehuda, Israel and our telephone number at that address is 972 - (544) 655-341.  Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Business

We began operations on January 1, 2008 and on January 16, 2008, Eli Malki assigned all his rights, title and interest in and to a self operated computerized karaoke recording Booth (the ‘Technology”) to Mobile Star, including the right to develop and market the Technology, in exchange for a percentage of revenues (royalties) on future sales.

On February 20, 2008 the Company filed a patent application for the Technology (Patent Application Number: 60/902,076) with the United States Patent Office. The Technology is a coin-operated karaoke machine that combines a digital media proprietary software platform, a US-wide broadband network, and a pay-per-use device. To date, to our knowledge, no such product exists in the market.

The Technology comprises a closed booth, divided into two parts: an acoustically isolated space wherein the singer sings, and the recording and processing hardware including a computer and a computerized disc dispenser. The Technology improves and upgrades the sound of the user allowing for better result. Four different instruments process the user's voice: amplifier, compressor, reverb, and equalizer. The amplifier amplifies the voice to the appropriate volume compared to the background music. The compressor restricts singing volume to a preset maximum. The reverb imitates the acoustics of a hall. The equalizer allows frequency changes to loud and super loud frequencies for dramatic sound improvement.

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

The Technology comprises of the following:

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

Employees

Other than our current Directors and officers, Danny Elbaz and Eran Gronich, we have no other full time or part-time employees. If and when we develop the prototype for Technology, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We were incorporated in Delaware on September 25, 2007 and we are a development stage company. We intend to engage in the manufacturing and distribution of the Technology. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities.

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the Technology, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three to four months to construct a basic valid prototype of our product. If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product ourselves through third party sub-contractors and market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

 General Working Capital

We may be wrong in our estimates of funds required in order to proceed with developing a prototype and executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

We have raised as of today $80,000 pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 12, 2008 (file no. 333-152952). As disclosed above, we have no revenues and, as such, if we do not raise at least $100,000 from our offering we will not have sufficient funds to develop a prototype. If we are unable to raise funds, we may attempt to sell the Company or file for bankruptcy. We do not have any current intentions, negotiations, or arrangements to merge or sell the Company.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects cash in the amount of $38,064, Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2009 amounted to $20,717.

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

Going Concern Consideration

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.            Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2009	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 4 , 2009	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: May 4, 2009	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Financial and Accounting Officer)