Form 10-Q
period 2009-06-30
MOBILE STAR CORP
filed 2009-07-20
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of  July 20  , 2009, 70,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$125,159	$376

Total current assets	125,159	376

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000
Deferred offering costs	-	20,000

Total other assets	12,300	32,300

Total Assets	$137,459	$32,676

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$31,300	$30,595
Loans from related parties - Directors and stockholders	-	14,300

Total current liabilities	31,300	44,895

Total liabilities	31,300	44,895

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 70,000,000 and 56,000,000 shares issued and outstanding, respectively	7,000	5,600
Additional paid-in capital	158,800	200
(Deficit) accumulated during the development stage	(59,641)	(18,019)

Total stockholders' equity (deficit)	106,159	(12,219)

Total Liabilities and Stockholders' Equity (Deficit)	$137,459	$32,676

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	6,700	2,285	22,227	2,285	35,151
Consulting fees	-	-	1,500	-	4,045
Research and development	16,300		16,300		16,300
Legal - incorporation	-	2,350	-	2,350	2,350
Other	312	-	580	-	780

Total general and administrative expenses	23,312	4,635	40,607	4,635	58,626

(Loss) from Operations	(23,312)	(4,635)	(40,607)	(4,635)	(58,626)

Other Income (Expense)	2,407	-	(1,015)	-	(1,015)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(20,905)	$(4,635)	$(41,622)	$(4,635)	$(59,641)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	63,846,154	56,000,000	59,944,751	45,538,465

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)

Common stock issued for cash	14,000,000	1,400	158,600	-	160,000

Net (loss) for the period	-	-	-	(41,622)	(41,622)

Balance - June 30, 2009	70,000,000	$7,000	$158,800	$(59,641)	$106,159

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(41,622)	$(4,635)	$(59,641)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	705	2,635	31,300

Net Cash Used in Operating Activities	(40,917)	(2,000)	(28,341)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	180,000	-	160,800
Loans from shareholders	(14,300)	2,000	-

Net Cash Provided by Financing Activities	165,700	2,000	160,800

Net (Decrease) Increase in Cash	124,783	-	125,159

Cash - Beginning of Period	376	-	-

Cash - End of Period	$125,159	$-	$125,159

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of June 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $200,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the period ended June 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective beginning with the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of June 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from related parties - directors and stockholders amounted to $14,300, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. These loans were paid back to the related parties through June 30, 2009.

(5)  Common Stock

On February 4, 2008, the Company issued 56,000,000 (post forward stock split) shares of its common stock to founders of the Company, some of whom are directors and officers, for proceeds of $800.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of June 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000. The Company incurred $40,000 of deferred offering costs related to this capital formation activity.

On June 26, 2009, the Company implemented a 7 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of June 24, 2009. As a result of the split, each holder of record on the record date automatically received four additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 70,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2009 and 2008 was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,573	$1,066
Change in valuation allowance	(9,573)	(1,066)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009 and December 31, 2008 as follows:

	2009	2008

Loss carryforwards	$13,717	$4,144
Less - Valuation allowance	(13,717)	(4,144)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, the Company had approximately $59,641 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2009, there are no loans owed by the Company to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

As of June 30, 2009, the Company paid consulting fees in the amount of $2,200 to a director and officer of the Company.

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

Employees

Other than our current Directors and officers, Danny Elbaz and Eran Gronich, we have no other full time or part-time employees..

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

We have  engaged a US  manufacturer to develop a fully operational prototype of the Technology and it will take approximately three to four months to construct a basic valid prototype of our product. We estimate it would then take an additional four to six months to bring this product to market. Our objective is to  market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

General Working Capital

We have raised as of today $200,000 in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 12, 2008 (file no. 333-152952).  We do not have any current intentions, negotiations, or arrangements to merge or sell the Company.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $125,159, Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2009 amounted to $41,622.

We do not have sufficient resources to effectuate our business plan in full . We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses as follows; $20,000 towards development of a working prototype, $5,000 towards marketing materials and website. Additionally, $75,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital and an additional $100,000 for marketing expenses. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30, 2009.

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

Date: July 20 , 2009	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 20 , 2009	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: July 20, 2009	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Financial and Accounting Officer)