Form 10-Q
period 2009-09-30
MOBILE STAR CORP
filed 2009-10-26
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of  October 27 , 2009, 70,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$57,108	$376

Total current assets	57,108	376

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000
Deferred offering costs	-	20,000

Total other assets	12,300	32,300

Total Assets	$69,408	$32,676

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$26,000	$30,595
Loans from related parties - Directors and stockholders	-	14,300

Total current liabilities	26,000	44,895

Total liabilities	26,000	44,895

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 70,000,000 and 56,000,000 shares issued and outstanding, respectively	7,000	5,600
Additional paid-in capital	158,800	200
(Deficit) accumulated during the development stage	(122,392)	(18,019)

Total stockholders' equity (deficit)	43,408	(12,219)

Total Liabilities and Stockholders' Equity (Deficit)	$69,408	$32,676

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	21,194	4,889	43,421	7,174	56,345
Consulting fees	9,673	-	11,173	-	13,718
Research and development	31,063	-	47,363	-	47,363
Investor relations	540	-	540	-	540
Legal - incorporation	-	-	-	2,350	2,350
Other	2,324	200	2,904	200	3,104

Total general and administrative expenses	64,794	5,089	105,401	9,724	123,420

(Loss) from Operations	(64,794)	(5,089)	(105,401)	(9,724)	(123,420)

Other Income (Expense)	2,043	-	1,028	-	1,028

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(62,751)	$(5,089)	$(104,373)	$(9,724)	$(122,392)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	70,000,000	56,000,000	63,333,333	49,051,093

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)

Common stock issued for cash	14,000,000	1,400	158,600	-	160,000

Net (loss) for the period	-	-	-	(104,373)	(104,373)

Balance - September 30, 2009	70,000,000	$7,000	$158,800	$(122,392)	$43,408

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(104,373)	$(9,724)	$(122,392)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(4,595)	3,000	26,000

Net Cash Used in Operating Activities	(108,968)	(6,724)	(96,392)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	180,000	800	160,800
Loans from shareholders	(14,300)	7,000	-

Net Cash Provided by Financing Activities	165,700	7,800	160,800

Net (Decrease) Increase in Cash	56,732	1,076	57,108

Cash - Beginning of Period	376	-	-

Cash - End of Period	$57,108	$1,076	$57,108

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of September 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $200,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of September 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from related parties amounted to $14,300, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. These loans were paid back to the related parties as of September 30, 2009.

(5)  Common Stock

On February 4, 2008, the Company issued 56,000,000 (post forward stock split) shares of its common stock to founders of the Company, some of whom are directors and officers, for proceeds of $800.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 14,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. As of September 30, 2009, the Company has issued 14,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000. The Company incurred $40,000 of deferred offering costs related to this capital formation activity.

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

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2009 and 2008 was as follows (assuming a 23% effective tax rate):
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$24,006	$2,237
Change in valuation allowance	(24,006)	(2,237)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008 as follows:
	2009	2008
Loss carryforwards	$28,150	$4,144
Less - Valuation allowance	(28,150)	(4,144)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $122,392 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2009, there are no loans owed by the Company to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

As of September 30, 2009, the Company paid consulting fees in the amount of $7,817 to a director and officer of the Company.

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

We have  engaged a US  manufacturer to develop a fully operational prototype of the Technology and the Company is planning a test pilot of the product before the end of the year 2009. We estimate it would then take an additional four to six months to bring this product to market. Our objective is to  market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects cash in the amount of $57,108. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine months ended September 30 2009 amounted to $104,373.

We do not have sufficient resources to effectuate our business plan in full . We expect to incur a minimum of $150,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2009.

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

Date: October 27 , 2009	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date October 27 , 2009	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: October 27, 2009	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Internal Accounting Officer)