Form 10-Q
period 2010-03-31
MOBILE STAR CORP
filed 2010-05-11
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of  May 11, 2010, 70,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS
	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$102	$15,663

Total current assets	102	15,663

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$12,402	$27,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$22,000	$32,000
Loans from related parties - Directors and stockholders	31,670	3,000

Total current liabilities	53,670	35,000

Total liabilities	53,670	35,000

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 70,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	158,800	158,800
(Deficit) accumulated during the development stage	(207,068)	(172,837)

Total stockholders' equity (deficit)	(41,268)	(7,037)

Total Liabilities and Stockholders' Equity (Deficit)	$12,402	$27,963

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	16,554	-	89,955
Professional fees	5,670	15,527	73,302
Consulting fees	3,000	1,500	25,148
Investor relations	3,060	-	4,640
Legal - incorporation	-	-	2,350
Other	6,241	268	13,412

Total general and administrative expenses	34,524	17,295	208,807

(Loss) from Operations	(34,524)	(17,295)	(208,807)

Other Income (Expense)	293	(3,422)	1,739

Provision for Income Taxes	-	-	-

Net (Loss)	$(34,231)	$(20,717)	$(207,068)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	70,000,000	56,000,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)

Common stock issued for cash	14,000,000	1,400	158,600	-	160,000

Net (loss) for the period	-	-	-	(154,818)	(154,818)

Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)

Net (loss) for the period	-	-	-	(34,231)	(34,231)

Balance - March 31, 2010	70,000,000	$7,000	$158,800	$(207,068)	$(41,268)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(34,231)	$(20,717)	$(207,068)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(10,000)	(11,595)	22,000

Net Cash Used in Operating Activities	(44,231)	(32,312)	(185,068)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	80,000	160,800
Loans from shareholders	28,670	(10,000)	31,670

Net Cash Provided by Financing Activities	28,670	70,000	192,470

Net (Decrease) Increase in Cash	(15,561)	37,688	102

Cash - Beginning of Period	15,663	376	-

Cash - End of Period	$102	$38,064	$102

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and expenses for the period ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2010, loans from related parties amounted to $31,670, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On June 26, 2009, the Company implemented a 7 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of June 24, 2009. As a result of the split, each holder of record on the record date automatically received six additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 70,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2010 and 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,873	$4,765
Change in valuation allowance	(7,873)	(4,765)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009 as follows:

	2010	2009

Loss carryforwards	$47,626	$39,753
Less - Valuation allowance	(47,626)	(39,753)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $207,068 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2030.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2010, the Company owed $31,670 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

From inception through March 31, 2010, the Company paid consulting fees in the amount of $14,153 to a director and officer of the Company.

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

Employees

Other than our current Directors and officers, Danny Elbaz and Eran Gronich, we have no other full time or part-time employees..The Company has 2 outside consultants.

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

We have  engaged a US  manufacturer to develop a fully operational prototype of the Technology and the prototype is working as a pilot in NY .The Company is currently in negotiations with a US coin operating developer and  manufacturer for the manufacturing and distribution of the Company’s product.

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

Liquidity and Capital Resources

Our balance sheet as of March 31 2010 reflects cash in the amount of $102. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2010 amounted to $34,231.

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

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31 2010.

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

Date: May 11, 2010	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 11, 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: May 11, 2010	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Internal Accounting Officer)