Form 10-K/A
period 2009-12-31
MOBILE STAR CORP
filed 2010-09-27
CIK 1431936

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

We have  engaged a US  manufacturer to develop a fully operational prototype of the Technology. The product has been developed and is running as a test pilot in an amusement center in New York. We estimate it would  take an additional three to six months to bring this product to the  market on a full scale basis. The product is to run parallel as a test pilot during the Company’s further efforts to bring the product to the market on a full scale basis.

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

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were not effective as described below under “Material Weaknesses”.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and INTERNAL ACCOUNTING OFFICER and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

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

Item 8B.        Other Information.

 None

PART III

Item 9.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held
Danny Elbaz	57	President and Director

Eran Gronich	37	Secretary and Director and Principal Accounting Officer

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Danny Elbaz has been our President and Director since the Company’s inception in September 25, 2007 and began as of January 1, 2008 to oversee daily operation when the company began actual operations. He is a seasoned entrepreneur, a proven leader, and team player. With more than 20 years in the Hi-Tech industry Danny has experience in management, international sales, and marketing. He is among founders of NMC. Currently Mr. Elbaz is serving as a CEO and Executive Partner for two High-Tech companies, tracing new patents and technologies. Prior to that, in 1995 he founded Harmonic Data Systems Ltd., where he led the strategy to position the company. His time at Digital (DEC) Israel, 1989 through 1995, and Cosmic, Ltd., 1980 through 1988, honed his management skills while he developed his successful marketing and sales techniques. The Company believes that Mr Elbaz’s experience and managerial skills will help the Company from its development stage, production and finally manufacturing and sales stages.

Eran Gronich has served as our Secretary and Director and Principal Accounting Officer since September 25, 2007. Currently he is the CEO of Alefo Interactive Ltd., creator of an online, web-based application that allows people to create personal homepages easily and efficiently without the need for any programming knowledge or web development expertise. Previously, in 2004 he founded IdeaPlus and was Director of Business Development. From 2001 until 2003 Mr. Gronich managed the North American sales for DayaGem. In 2000 he founded PyroPro and stayed on as the CEO. Mr. Gronich holds an MBA in Finance and Investing and a BA in Marketing. Mr Gronich’s administrative responsibilities and his financial educational background offers the Company impressive skills in the tasks as Principal Accounting Officer, Director, and Secretary.

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

PART IV

Item 14.         Exhibits and Financial Statement Schedules.

Exhibit	Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 12 2008 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 12 2008 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 12 2008 )
10.1	Invention Technology Assignment (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 12 2008 )

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Mobile Star Corp

Date: September 27, 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz
Title: Chief Executive Officer, and Director

	By ;	/s/ Eran Gronich
Name : Eran Gronich
Title : Principal Accounting Officer , Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: Chief Executive Officer, and Director

Date: September 27, 2010	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Principal Accounting Officer , Secretary and Director