Form 10-K/A
period 2009-12-31
MOBILE STAR CORP
filed 2010-10-06
CIK 1431936

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

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

Item 8B.        Other Information.

 None

PART III

Item 9.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held
Danny Elbaz	57	President and Director

Eran Gronich	37	Secretary and Director and Principal Financial and Accounting Officer

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

The Mobile Star Corp

Date: October 6, 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz
Title: Chief Executive Officer, and Director

	By ;	/s/ Eran Gronich
Name : Eran Gronich
Title : Principal Accounting and Financial Officer , Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 6, 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: Chief Executive Officer, and Director

Date: October 6, 2010	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Principal Accounting and Financial Officer , Secretary and Director