Form 10-Q
period 2010-09-30
MOBILE STAR CORP
filed 2010-11-12
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of  November 12 , 2010, 80,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Financial Statements-

Balance Sheets as of September 30, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2010 and 2009 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ (Deficit) for the Period from Inception
Through September 30, 2010	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2010
And 2009 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,006	$15,663

Total current assets	11,006	15,663

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000
Deferred offering costs	-	-

Total other assets	12,300	12,300

Total Assets	$23,306	$27,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$29,118	$32,000
Convertible note payable, net	13,042	-
Loans from related parties - Directors and stockholders	39,735	3,000

Total current liabilities	81,895	35,000

Total liabilities	81,895	35,000

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 80,000,000 and 70,000,000 shares issued and outstanding, respectively	8,000	7,000
Additional paid-in capital	207,345	158,800
(Deficit) accumulated during the development stage	(273,934)	(172,837)

Total stockholders' equity (deficit)	(58,589)	(7,037)

Total Liabilities and Stockholders' Equity (Deficit)	$23,306	$27,963

The accompanying notes to financial statements
are an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
AND 2009 AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	13,794	21,194	33,130	43,421	100,762
Consulting fees	-	9,673	28,000	11,173	50,147
Research and development	4,198	31,063	20,751	47,363	94,153
Investor relations	530	540	3,590	540	5,170
Travel	-	2,075	7,110	2,075	12,963
Legal - incorporation	-	-	-	-	2,350
Other	254	249	480	829	1,798

Total general and administrative expenses	18,776	64,794	93,061	105,401	267,343

(Loss) from Operations	(18,776)	(64,794)	(93,061)	(105,401)	(267,343)

Other Income (Expense)
Interest expense	(8,329)	-	(8,329)	-	(8,329)
Gain on foreign currency	-	2,043	293	1,028	1,738

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(27,105)	$(62,751)	$(101,097)	$(104,373)	$(273,934)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	80,000,000	70,000,000	74,688,645	63,333,333

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)

Common stock issued for cash	14,000,000	1,400	158,600	-	160,000

Net (loss) for the period	-	-	-	(154,818)	(154,818)

Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)

Common stock issued for services	10,000,000	1,000	24,000	-	25,000

Convertible note discount	-	-	24,545	-	24,545

Net (loss) for the period	-	-	-	(101,097)	(101,097)

Balance - September 30, 2010	80,000,000	$8,000	$207,345	$(273,934)	$(58,589)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2010
 (Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(101,097)	$(104,373)	$(273,934)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of beneficial conversion feature	7,587	-	7,587
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(2,882)	(4,595)	29,118

Net Cash Used in Operating Activities	(96,392)	(108,968)	(237,229)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from convertible note payable	30,000	-	30,000
Proceeds from common stock issued	25,000	180,000	185,800
Loans from shareholders	36,735	(14,300)	39,735

Net Cash Provided by Financing Activities	91,735	165,700	255,535

Net (Decrease) Increase in Cash	(4,657)	56,732	11,006

Cash - Beginning of Period	15,663	376	-

Cash - End of Period	$11,006	$57,108	$11,006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September, 2010, and expenses for the period ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2010, loans from related parties amounted to $39,735, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Convertible Note Payable

On July 7, 2010 the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on April 8, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $24,545.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

As of September 30, 2010 the Company has recognized $742 in interest expense related to this note and has amortized $7,587 of the beneficial conversion feature which has been recorded as interest expense.

(6)  Common Stock

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

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2010 and December 31, 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$23,252	$24,006
Change in valuation allowance	(23,252)	(24,006)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010 and December 31, 2009 as follows:

	2010	2009
Loss carryforwards	$63,005	$39,753
Less - Valuation allowance	(63,005)	(39,753)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $273,934 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2030.

(8)  Related Party Transactions

As described in Note 4, as of September 30, 2010, the Company owed $39,735 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

As described in Note 6, on May 26, 2010, the Company issued 10,000,000 shares of its common stock to a Director for services valued at $25,000.

From inception through September 30, 2010, the Company paid consulting fees in the amount of $39,153 to a director and officer of the Company.

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

(10)  Reclassifications

Certain amounts have been reclassified in the presentation of the prior period statement of operations to conform to the presentation in the current period.

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

Liquidity and Capital Resources

Our balance sheet as of  September 30 2010 reflects cash in the amount of  $11,006. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine months ended September 30 ,2010 and September 30 2009 amounted to $101,097 and $ 104,373  respectively .

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine  months ended September  30 2010.

Item 5. Other Information.

Subsequent to September 30 2010 the Company increased its authorized common stock from 200,000,000 to 500,000,000 shares

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12 , 2010	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 12 , 2010	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: November 12 , 2010	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Internal Accounting and financial Officer)