Form 10-K
period 2010-12-31
MOBILE STAR CORP
filed 2011-03-22
CIK 1431936

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of  March 22, 2011, was 97,319,263 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $275,000 based upon $0.005  per share which was the last price at which the common equity purchased by non-affiliates was last sold.

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

Employees

Other than our current Directors and officers, Danny Elbaz and Eran Gronich, we have two part-time employees..

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

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since May 10 2009 , under the ticker symbol  MBST

Holders

As of  April 23 , 2011, there were 97,319,263 common shares issued and outstanding, which were held by 43 stockholders of record.

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

During the fiscal year 2010 we issued 10,000,000 shares to a Director as equity compensation

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010

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

Liquidity and Capital Resources

As of December 31, 2010, we had $18,513  in cash as compared to $15,663  in cash as of December 31, 2009. We incurred a net loss of $150,787 for the fiscal year ended December 31, 2010 as compared with a net loss of $154,818  for the period December 31 2009.  Our cumulative net loss since inception is $323,624, which is comprised entirely of general and administrative and research and development expenses .

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

On September 20, 2010 the Company signed a $27,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 23, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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
DECEMBER 31, 2010

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of The Mobile Star Corp.:

We have audited the accompanying balance sheets of  The Mobile Star Corp. (a Delaware corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2010 and 2009, and from inception (September 25, 2007) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  The Mobile Star Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (September 25, 2007) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 23, 2011

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	December 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$18,513	$15,663

Total current assets	18,513	15,663

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$30,813	$27,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$31,248	$32,000
Loans from related parties - Directors and stockholders	51,426	3,000
Convertible note payable, net of discount	34,327	-

Total current liabilities	117,001	35,000

Total liabilities	117,001	35,000

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 80,000,000 and 70,000,000 shares issued and outstanding, respectively	8,000	7,000
Additional paid-in capital	229,436	158,800
(Deficit) accumulated during the development stage	(323,624)	(172,837)

Total stockholders' equity (deficit)	(86,188)	(7,037)

Total Liabilities and Stockholders' Equity (Deficit)	$30,813	$27,963

The accompanying notes to financial statements
are an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	59,984	54,709	127,616
Consulting fees	28,000	19,602	50,147
Research and development	24,377	73,401	97,779
Investor relations	4,831	1,580	6,411
Legal - incorporation	-	-	2,350
Other	8,157	6,971	15,328

Total general and administrative expenses	125,349	156,263	299,631

(Loss) from Operations	(125,349)	(156,263)	(299,631)

Interest and Other Income (Expense)	(25,438)	1,446	(23,993)

Provision for Income Taxes	-	-	-

Net (Loss)	$(150,787)	$(154,818)	$(323,624)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	76,027,397	65,013,699

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800

Assignment of invention rights	-	-	5,000	-	5,000

Net (loss) for the year	-	-	-	(18,019)	(18,019)

Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)

Common stock issued for cash	14,000,000	1,400	158,600	-	160,000

Net (loss) for the period	-	-	-	(154,818)	(154,818)

Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)

Common stock issued as compensation	10,000,000	1,000	24,000	-	25,000

Convertible note discount	-	-	24,545	-	24,545

Convertible note discount	-	-	22,091	-	22,091

Net (loss) for the period	-	-	-	(150,787)	(150,787)

Balance - December 31, 2010	80,000,000	$8,000	$229,436	$(323,624)	$(86,188)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(150,787)	$(154,818)	$(323,624)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued as compensation	25,000	-	25,000
Amortization of beneficial conversion feature	23,963	-	23,963
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(752)	21,405	31,248

Net Cash Used in Operating Activities	(102,576)	(133,413)	(243,413)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	160,000	160,800
Proceeds from convertible note payable	57,000	-	57,000
Payment of stockholder loans	-	(14,300)	(14,300)
Proceeds from stockholder loans	48,426	3,000	65,726

Net Cash Provided by Financing Activities	105,426	148,700	269,226

Net (Decrease) Increase in Cash	2,850	15,287	18,513

Cash - Beginning of Period	15,663	376	-

Cash - End of Period	$18,513	$15,663	$18,513

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, and expenses for the period ended December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

(4) Loans from Related Parties - Directors and Stockholders

As of December 31, 2010, loans from related parties amounted to $51,426, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Convertible Notes Payable

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

On September 20, 2010 the Company signed a $27,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 23, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the notes, and the number of convertible shares, the BCF was valued at $46,636.  The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2010 the Company has recognized $1,768 in interest expense related to the notes and has amortized $23,963 of the beneficial conversion features which has been recorded as interest expense.

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

On May 26, 2010, the Company issued 10,000,000 shares of its common stock to a Director for services valued at $25,000 based on the current market price of the stock minus a discount for the restricted trading.

(7) Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2010 and 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$29,170	$35,608
Change in valuation allowance	(29,170)	(35,608)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009 as follows:

	2010	2009

Loss carryforwards	$74,434	$39,753
Amortization of beneficial conversion feature	(5,511)	-
Less - Valuation allowance	(68,922)	(39,753)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $300,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2030.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The years ended December 31, 2010 and 2009 are open for examination.

(8) Related Party Transactions

As described in Note 4, as of December 31, 2010, the Company owed $51,426 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

As described in Note 6, on May 26, 2010, the Company issued 10,000,000 shares of its common stock to a Director for services valued at $25,000.

From inception through December 31, 2010, the Company paid consulting fees in the amount of $39,737 to a director and officer of the Company.

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

(11) Subsequent Events

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 10, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

As of December 31 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

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

Changes in internal control over financial reporting

During the year ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.        Other Information.

None

PART III

Item 9.           Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held
Danny Elbaz	58	President and Director

Eran Gronich	38	Secretary and Director and Principal Financial and Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinbberg and Baer  CPA , an independent registered public accounting firm, is our auditor.

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

Item 10.         Executive Compensation.

Summary Compensation

Since our incorporation , we have  paid $39,737 to one of  our Directors  in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our Directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation , no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

The Company issued 10,000,000 shares valued at $25,000 to a Director for services in 2010.

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

The percentages below are calculated based on ____________ shares of our common stock issued and outstanding as of March 23, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Elbaz, Danny	11,200,000	11.50%
Gronich, Eran	17,840,000	18.33%
Lavi Krasney	6,000,000	6.00%
Resheff, Benjamin	11,200,000	11.50%
Zwebner, Asher	6,000,000	6.00%

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

As of December 31, 2010, the Company owed to Directors / Stockholders  of the Company $51,426 .

The Company issued 10,000,000 shares valued at $25,000 to a Director for services in 2010

Since our incorporation , we have  paid $39,737 to one of  our Directors  in consideration for their services rendered to our Company in their capacity as such.

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Alan Weinberg CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009
Audit Fees	$14,000	$14,000

Tax Fees ( Paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

The Mobile Star Corp

Date: March 22 2011	By:	/s/ Danny Elbaz
Name: Danny Elbaz
Title: Chief Executive Officer, and Director

	By ;	/s/ Eran Gronich
Name : Eran Gronich
Title : Principal Accounting and Financial Officer , Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22 2011	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: Chief Executive Officer, and Director

Date: March 22 2011	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Principal Accounting and Financial Officer , Secretary and Director