Form 10-Q
period 2011-03-31
MOBILE STAR CORP
filed 2011-05-13
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2011

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

As of  March 31 2011 ,100,848,675  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,372	$18,513

Total current assets	9,372	18,513

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$21,672	$30,813

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$30,017	$31,248
Customer Deposits	3,189	-
Loans from related parties - Directors and stockholders	2,426	51,426
Convertible notes payable, net of dicount	43,112	34,327

Total current liabilities	78,744	117,001

Total liabilities	78,744	117,001

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 100,848,675 and 80,000,000 shares issued and outstanding, respectively	10,085	8,000
Additional paid-in capital	326,487	229,436
(Deficit) accumulated during the development stage	(393,644)	(323,624)

Total stockholders' equity (deficit)	(57,072)	(86,188)

Total Liabilities and Stockholders' Equity (Deficit)	$21,672	$30,813

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	13,732	5,670	141,349
Consulting fees	6,383	3,000	56,530
Research and development	13,283	16,554	111,061
Investor relations	3,500	3,060	9,911
Legal - incorporation	-	-	2,350
Other	7,432	6,240	22,761

Total general and administrative expenses	44,330	34,524	343,962

(Loss) from Operations	(44,330)	(34,524)	(343,962)

Interest and Other Income (Expense)	(25,690)	293	(49,682)

Provision for Income Taxes	-	-	-

Net (Loss)	$(70,020)	$(34,231)	$(393,644)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	86,338,083	70,000,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-

Common stock issued for cash	56,000,000	5,600	(4,800)	-	800
Assignment of invention rights	-	-	5,000	-	5,000
Net (loss) for the year	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)
Common stock issued for cash	14,000,000	1,400	158,600	-	160,000
Net (loss) for the period	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	70,000,000	7,000	158,800	(172,837)	(7,037)
Common stock issued as compensation	10,000,000	1,000	24,000	-	25,000
Convertible note discount	-	-	24,545	-	24,545
Convertible note discount	-	-	22,091	-	22,091
Net (loss) for the period	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	80,000,000	8,000	229,436	(323,624)	(86,188)
Common stock issued to extinguish debt	12,000,000	1,200	47,800	-	49,000
Common stock issued upon conversion of convertible debt	8,848,675	885	20,615	-	21,500
Convertible note discount	-	-	28,636	-	28,636
Net (loss) for the period	-	-	-	(70,020)	(70,020)
Balance - March 31, 2011	100,848,675	$10,085	$326,487	$(393,644)	$(57,072)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(70,020)	$(34,231)	$(393,644)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued as compensation	-	-	25,000
Amortization of beneficial conversion feature	23,921	-	47,884
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(1,231)	(10,000)	30,017
Customer deposits	3,189	-	3,189

Net Cash Used in Operating Activities	(44,141)	(44,231)	(287,554)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	-	160,800
Proceeds from convertible note payable	35,000	-	92,000
Payment of stockholder loans	-	-	(14,300)
Proceeds from stockholder loans	-	28,670	65,726

Net Cash Provided by Financing Activities	35,000	28,670	304,226

Net (Decrease) Increase in Cash	(9,141)	(15,561)	9,372

Cash - Beginning of Period	18,513	15,663	-

Cash - End of Period	$9,372	$102	$9,372

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to extinguish debt	$70,500	$-	$70,500
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending March 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011, and expenses for the period ended March 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

(2) Patent Pending

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

(3) Loans from Related Parties - Directors and Stockholders

As of March 31, 2011, loans from related parties amounted to $2,426, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4) Convertible Notes Payable

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the notes, and the number of convertible shares, the BCF was valued at $75,272.  The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2011 the Company has recognized $3,536 in interest expense related to the notes and has amortized $47,884 of the beneficial conversion features which has been recorded as interest expense.

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

On February 25, 2011, the Company issued 12,000,000 shares of its common stock to Directors for repayment of loans of $49,000 based on the current market price of the stock minus a discount for the restricted trading.

On March 15, 2011, the Company issued 8,848,675 shares of its common stock upon conversion of convertible debt of $21,500.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$16,105	$7,873
Non-deductible amortization	(5,502)	-
Change in valuation allowance	(10,603)	(7,873)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010 as follows:

	2011	2010

Loss carryforwards	$79,525	$68,922
Less - Valuation allowance	(79,525)	(68,922)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $345,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7) Related Party Transactions

As described in Note 3, as of December 31, 2010, the Company owed $2,426 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 19,040,000 (post forward stock split) shares of common stock to directors of the Company, for $272.

As described in Note 5, on May 26, 2010, the Company issued 10,000,000 shares of its common stock to a Director for services valued at $25,000.

On February 25, 2011, the Company issued 12,000,000 shares of its common stock to Directors for repayment of loans of $49,000 based on the current market price of the stock minus a discount for the restricted trading.

For the period ended March 31, 2011, the Company paid consulting fees in the amount of $3,883 to a director and officer of the Company.

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

Liquidity and Capital Resources

Our balance sheet as March 31 2011 reflects cash in the amount of $9,372. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2011 and March 31 2010 amounted to $44,330 , $70,020 and $ 34,524 and $34,231, respectively .

We do not have sufficient resources to effectuate our business plan in full . We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering  or thru additional  debt or equity financing . There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2011, the Company issued 12,000,000 shares of its common stock  for repayment of loans of $49,000 based on the current market price of the stock minus a discount for the restricted trading.

On March 15, 2011, the Company issued 8,848,675 shares of its common stock upon conversion of convertible debt of $21,500.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2011.

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

Date: May 13 ,2011	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 13 2011	By:	/s/ Danny Elbaz
Name: Danny Elbaz Title: President and Director (Principal Executive Officer)

Date: May 13 2011	By:	/s/ Eran Gronich
Name: Eran Gronich Title: Secretary and Director (Principal Internal Accounting and financial Officer)