Form 10-Q
period 2011-06-30
MOBILE STAR CORP
filed 2011-07-26
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30 , 2011

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

As of  June 30 ,2011 ,121,223,864  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
June 30, 2011

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS
	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,529	$18,513

Total current assets	2,529	18,513

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$14,829	$30,813

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$16,477	$31,248
Loans from related parties - Directors and stockholders	2,426	51,426
Convertible note payable, net of discount	45,425	34,327

Total current liabilities	64,328	117,001

Total liabilities	64,328	117,001

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 121,223,864 and 80,000,000 shares
issued and outstanding	12,123	8,000
Additional paid-in capital	381,929	229,436
(Deficit) accumulated during the development stage	(443,551)	(323,624)

Total stockholders' equity (deficit)	(49,499)	(86,188)

Total Liabilities and Stockholders' Equity (Deficit)	$14,829	$30,813

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2011
 (Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2011	2010	2011	2010	Inception

Revenues	$6,381	$-	$6,381	$-	$6,381

Expenses:
Research and development	26,030	-	39,313	16,554	137,092
Professional fees	10,452	13,666	24,185	19,336	151,800
Consulting fees	-	25,000	6,383	28,000	56,530
Investor relations	-	-	3,500	3,060	9,911
Legal - incorporation	-	-	-	-	2,350
Other	5,089	1,095	12,520	7,336	27,850

Total general and administrative expenses	41,571	39,761	85,901	74,285	385,533

(Loss) from Operations	(35,190)	(39,761)	(79,520)	(74,285)	(379,152)

Other Income (Expense)	(14,717)	-	(40,407)	293	(64,399)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(49,907)	$(39,761)	$(119,927)	$(73,992)	$(443,551)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	110,809,879	73,956,044	98,586,548	71,988,950

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-
Common stock issued for cash	56,000,000	5,600	(4,800)	-	800
Assignment of invention rights	-	-	5,000	-	5,000
Net (loss) for the year	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)
Common stock issued for cash	14,000,000	1,400	158,600	-	160,000
Net (loss) for the period	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)
Common stock issued as compensation	10,000,000	1,000	24,000	-	25,000
Convertible note discount	-	-	24,545		24,545
Convertible note discount	-	-	22,091		22,091
Net (loss) for the period	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	80,000,000	$8,000	$229,436	$(323,624)	$(86,188)
Common stock issued to extinguish debt	12,000,000	1,200	47,800	-	49,000
Common stock issued upon conversion of convertible debt	29,223,864	2,923	49,466		52,389
Convertible note discount	-	-	55,227		55,227
Net (loss) for the period	-	-	-	(119,927)	(119,927)
Balance - June 30, 2011	121,223,864	$12,123	$381,929	$(443,551)	$(49,499)

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(119,927)	$(73,992)	$(443,551)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services and interest	3,389	25,000	28,389
Amortization of beneficial conversion feature	47,825	-	71,788
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(14,771)	(1,027)	16,477

Net Cash Used in Operating Activities	(83,484)	(50,019)	(326,897)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	-	160,800
Proceeds from convertible note payable	67,500	-	124,500
Loans from shareholders	-	34,690	51,426

Net Cash Provided by Financing Activities	67,500	34,690	336,726

Net (Decrease) Increase in Cash	(15,984)	(15,329)	2,529

Cash - Beginning of Period	18,513	15,663	-

Cash - End of Period	$2,529	$334	$2,529

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000
Stock issued to settle shareholder loans	$49,000	$-	$49,000
Stock issued to settle convertible debts and interest	$52,389	$-	$52,389

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011, and expenses for the period ended June 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to develop a commercial application of a self operated computerized karaoke recording booth. The Company also intends to obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2011, loans from related parties amounted to $2,426, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Convertible Notes Payable

On July 7, 2010 the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on April 8, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 this note was converted to shares.

On September 20, 2010 the Company signed a $27,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 23, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 $19,000 of this note was converted to shares.

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

On April 11, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 18, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the period ended June 30, 2011 the Company has recognized $3,484 in interest expense related to the notes and has amortized $47,825 of the beneficial conversion features which has been recorded as interest expense.

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

From April 1, 2011 to June 30, 2011, the Company issued 20,375,189 shares of its common stock upon conversion of convertible debt of $27,500 and $3,389 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$27,583	$17,018
Nondeductible interest expense	11,000	-
Change in valuation allowance	(38,583)	(17,018)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011 and December 31, 2010 as follows:

	2011	2010

Loss carryforwards	$85,505	$68,922
Less - Valuation allowance	(85,505)	(68,922)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $372,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

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

For the period ended June 30, 2011, the Company paid fees in the amount of $19,466 to a director and officer of the Company.

(9)  Commitments

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

(10)  Concentration of Credit Risk

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

Employees

Other than our current Directors and officers, Danny Elbaz and Eran Gronich, the Company has 3 outside consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We were incorporated in Delaware on September 25, 2007 and we are a development stage company. We intend to engage in the manufacturing and distribution of the Technology. We have generated limited revenues to date and our operations have been limited to organizational, start-up, and capital formation activities.

We have  engaged a US  manufacturer to develop a fully operational prototype of the Technology and the prototype is working as a pilot in NY .The Company is currently in negotiations with a US coin operating developer and  manufacturer for the manufacturing and distribution of the Company’s product.

During the six months ended June 30 2011 the Company sold its first machine to a customer in North America

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

On April 11, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 18, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as June 30 , 2011 reflects cash in the amount of $2,529. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2011 and June 30 , 2010 amounted to $79,520 , $74,285 and $119,927 and $73,992, respectively .

We do not have sufficient resources to effectuate our business plan in full . We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering  or thru additional  debt or equity financing . There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources other then the funding thru the convertible notes issued to date .

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

From April 1, 2011 to June 30, 2011, the Company issued 20,375,189 shares of its common stock upon conversion of convertible debt of $27,500 and $3,389 of interest.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2011.

Item 5. Other Information.

On July 7, 2011, Danny Elbaz and Eran Gronich and SB Systems, (the “Sellers”) sold an aggregate of 29,040,000  shares of Common Stock to Judah Steinberger  for a total of $29,513 pursuant to an Agreement for the Purchase of Common Stock (the Agreement”).  The shares represent approximately 24% of the total outstanding securities of the Company.   The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

In connection with the Changes in Control of Registrant, Danny Elbaz resigned, effective July 30, 2011, as CEO and Director and Eran Gronich as Secretary, Internal Accounting Officer and Director of the Company also effective July 30 2011

 Effective as of July 30, 2011, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Judah Steinberger	36	CEO, Director
Ruth Katz	22	Secretary, Director, Internal accounting Officer

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25 2011	THE MOBILE STAR CORP.

	By:	/s/ Danny Elbaz
Name: Danny Elbaz
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 25 2011	By:	/s/ Danny Elbaz
Name: Danny Elbaz
Title: President and Director
(Principal Executive Officer)

Date: July 25 2011	By:	/s/ Eran Gronich
Name: Eran Gronich
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)