Form 10-Q
period 2011-09-30
MOBILE STAR CORP
filed 2011-11-14
CIK 1431936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333- 152952

THE MOBILE STAR CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0565411
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Judah Steinberger
26 Sharei Torah Street
Jerusalem Israel
972 - (542) 393343

_____________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of  September  30 ,2011 ,358,159,964  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$258	$18,513
Prepaid expenses	118,125	-

Total current assets	118,383	18,513

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$130,683	$30,813

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$24,463	$31,248
Loans from related parties - Directors and stockholders	2,443	51,426
Convertible note payable, net of discount	48,832	34,327

Total current liabilities	75,738	117,001

Total liabilities	75,738	117,001

Commitments and Contingencies

Stockholders' Equity (Deficit):

Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 358,159,974 and 80,000,000 shares issued and outstanding	35,816	8,000
Additional paid-in capital	508,784	229,436
(Deficit) accumulated during the development stage	(489,655)	(323,624)

Total stockholders' equity (deficit)	54,945	(86,188)

Total Liabilities and Stockholders' Equity (Deficit)	$130,683	$30,813

The accompanying notes to financial statements
are an integral part of this balance sheet.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011AND 2010
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2011
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$6,381	$-	$6,381

Expenses:
Research and development	-	4,198	39,313	20,751	137,092
Professional fees	10,807	13,794	34,992	33,130	162,608
Consulting fees	-	-	6,383	28,000	56,530
Management fees	15,375	-	15,375	-	15,375
Investor relations	-	530	3,500	3,590	9,911
Legal - incorporation	-	-	-	-	2,350
Travel	-	-	11,787	7,110	24,750
Other	2	254	736	480	3,101

Total general and administrative expenses	26,184	18,776	112,086	93,061	411,717

(Loss) from Operations	(26,184)	(18,776)	(105,705)	(93,061)	(405,336)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	293	5,161
Foreign currency transaction losses	(151)	-	(249)	-	(3,672)
Interest expense	(19,768)	(8,329)	(71,077)	(8,329)	(96,808)
Other income (expense)	-	-	11,000	-	11,000

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(46,103)	$(27,105)	$(166,031)	$(101,097)	$(489,655)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	214,419,878	80,000,000	137,621,956	74,688,645

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Common stock		Additional Paid-in	(Deficit) Accumulated During the
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-
Common stock issued for cash	56,000,000	5,600	(4,800)	-	800
Assignment of invention rights	-	-	5,000	-	5,000
Net (loss) for the year	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)
Common stock issued for cash	14,000,000	1,400	158,600	-	160,000
Net (loss) for the period	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)
Common stock issued as compensation	10,000,000	1,000	24,000	-	25,000
Convertible note discount	-	-	24,545		24,545
Convertible note discount	-	-	22,091		22,091
Net (loss) for the period	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	80,000,000	$8,000	$229,436	$(323,624)	$(86,188)
Common stock issued to extinguish debt	12,000,000	1,200	47,800	-	49,000
Common stock issued upon conversion of convertible debt	56,159,964	5,617	63,821	-	69,438
Convertible note discount	-	-	55,227	-	55,227
Common stock issued as compensation	30,000,000	3,000	22,500	-	25,500
Common stock issued as compensation	180,000,000	18,000	90,000	-	108,000
Net (loss) for the period	-	-	-	(166,031)	(166,031)
Balance - September 30, 2011	358,159,964	$35,817	$508,784	$(489,655)	$54,946

The accompanying notes to financial statements are
an integral part of this statement.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended September 30,		Cumulative From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(166,031)	$(101,097)	$(489,655)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued for services	133,500	-	158,500
Amortization of beneficial conversion feature	66,232	7,587	90,195
Changes in net assets and liabilities-
Prepaid expenses	(118,125)	-	(118,125)
Accounts payable and accrued liabilities	(1,348)	(2,882)	29,900

Net Cash Used in Operating Activities	(85,772)	(96,392)	(329,185)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	25,000	160,800
Proceeds from convertible note payable	67,500	30,000	124,500
Payments of shareholder loans	-	-	(14,300)
Proceeds from shareholder loans	17	36,735	65,743

Net Cash Provided by Financing Activities	67,517	91,735	336,743

Net (Decrease) Increase in Cash	(18,255)	(4,657)	258

Cash - Beginning of Period	18,513	15,663	-

Cash - End of Period	$258	$11,006	$258

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000
Stock issued to settle shareholder loans	$49,000	$-	$49,000
Stock issued to settle convertible debts and interest	$69,437	$-	$69,437

The accompanying notes to financial statements are
an integral part of these statements.

THE MOBILE STAR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and expenses for the period ended September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(3) Loans from Related Parties - Directors and Stockholders

As of September 30, 2011, loans from related parties amounted to $2,443, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4) Convertible Notes Payable

On July 7, 2010 the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on April 8, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 this note was converted to shares.

On September 20, 2010 the Company signed a $27,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 23, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was converted to shares. As of September 30, 2011 this note was converted to shares.

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was reduced by $7,000 upon conversion of the shares.

On April 11, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of September 30, 2011, the balance of convertible notes payable is $60,500 net of unamortized discounts of $11,668.

For the nine months ended September 30, 2011 the Company has recognized $4,845 in interest expense related to the notes and has amortized $66,232 of the beneficial conversion features which has been recorded as interest expense.

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

On August 26, 2011, the Company issued 180,000,000 shares of its common stock to Directors for services valued at $108,000 based on the current market price of the stock minus a discount for the restricted trading.

On September 8, 2011, the Company issued 30,000,000 shares of its common stock for services valued at $25,500 based on the current market price of the stock minus a discount for the restricted trading.

From January 1, 2011 to September 30, 2011, the Company issued 56,159,964 shares of its common stock upon valued of $69,437 to retire convertible debt and accrued interest of $5,437.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010
Current Tax Provision:

Federal-Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:

Federal-Loss carryforwards	$38,187	$23,252
Nondeductible interest expense	(16,348)	(1,916)
Change in valuation allowance	(21,839)	(21,337)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010 as follows:

	2010	2010
Loss carryforwards	$91,876	$68,922
Less - Valuation allowance	(91,876)	(68,922)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $399,500 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7) Related Party Transactions

As described in Note 3, as of September 30, 2011, the Company owed $2,443 to directors, officers, and principal stockholders of the Company for working capital loans.

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

On August 26, 2011, the Company issued 180,000,000 shares of its common stock to Directors for services valued at $108,000 based on the current market price of the stock minus a discount for the restricted trading.

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

Corporate Background

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations on January 1, 2008. Our Principal executive offices are located at c/o Judah Steinberger , 26 Sharei Torah Street , Jerusalem , Israel and our telephone number at that address is 972 - (542) 393343
  Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

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

Employees

Other than our current Directors and officers Judah Steinberger and Ruth Katz , the Company has 2 outside consultants.

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

During the nine months ended September , 30 2011 the Company sold its first machine to a customer in North America

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

Liquidity and Capital Resources

Our balance sheet as  September 30 , 2011 reflects cash in the amount of $258. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine  months ended September  30 2011 and September  30 , 2010 amounted to $105,705 ,$166,031 and $93,061 and $101,097, respectively .

We do not have sufficient resources to effectuate our business plan in full. We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering  or thru additional  debt or equity financing . There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources other then the funding thru the convertible notes issued to date .

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

From January 1, 2011 to September 30, 2011, the Company issued 56,159,964 shares of its common stock upon conversion of convertible debt and accrued interest of $69,437.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended September 30 , 2011.

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

THE MOBILE STAR CORP.

Date: November 14 2011	By:	/s/ Judah Steinberger
Name: Judah Steinberger
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 14 2011	By:	/s/ Judah Steinberger
Name: Judah Steinberger
Title: President and Director
(Principal Executive Officer)

Date: November 14 2011	By:	/s/ Ruth Katz
Name: Ruth Katz
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)