Form 10-K
period 2011-12-31
MOBILE STAR CORP
filed 2012-03-12
CIK 1431936

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 333- 152952

THE MOBILE STAR, CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0565411
(State of incorporation)	(IRS Employer ID Number)

c/o George Ivakhnik
433 N. Camden Dr., Fourth Floor
Beverly Hills, CA. 90210
Phone number: 310-279-5282

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

Yes ☐  No ☒

The number of shares of the issuer’s common stock issued and outstanding as of March 12, 2012, was 659,431,870 (1,318,863 post reverse split 500-1 effective March 6 2012) shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $263,600 based upon $0.0004 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

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

Corporate Background

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations on January 1, 2008. Our Principal executive offices are located at 433 N. Camden Dr., Fourth Floor Beverly Hills, CA. 90210 Phone number:  310-279-5282

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

Employees

Other than our current Directors and officers, we have two part-time employees..

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our Principal executive offices are located at 433 N. Camden Dr., Fourth Floor Beverly Hills, CA. 90210 Phone number:  310-279-5282.

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

Item 4 -	Removed and Reversed

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since May 10 2009, under the ticker symbol  MBST

Holders

As of March 12, 2012, there were 1,318,863 common shares issued and outstanding (post reverse split of 500-1), which were held by 122 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year 2011 we issued 86,159,974 registered shares for conversion of debt and 180,000,000 shares for compensation to two Directors and 30,000,000 shares as equity compensation to a third party for consulting fees .

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 6A.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $285  in cash as compared to $18,513  in cash as of December 31, 2010. We incurred a net loss of $305,245 for the fiscal year ended December 31, 2011 as compared with a net loss of $150,787  for the period December 31 2010.  Our cumulative net loss since inception is $628,869, which is comprised entirely of general and administrative and research and development expenses .

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was reduced by $14,800 upon conversion of shares.

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

Item 7.        Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of The Mobile Star Corp.:

We have audited the accompanying balance sheets of The Mobile Star Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2011 and 2010, and from inception (September 25, 2007) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Mobile Star Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (September 25, 2007) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 20, 2012

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$285	$18,513

Total current assets	285	18,513

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$12,585	$30,813

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$33,058	$31,248
Loans from related parties - Directors and stockholders	5,034	51,426
Convertible note payable, net of discount	50,962	34,327

Total current liabilities	89,054	117,001

Total liabilities	89,054	117,001

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 376,159,974 and 80,000,000 shares issued and outstanding	37,616	8,000
Additional paid-in capital	514,784	229,436
(Deficit) accumulated during the development stage	(628,869)	(323,624)

Total stockholders' equity (deficit)	(76,469)	(86,188)

Total Liabilities and Stockholders' Equity (Deficit)	$12,585	$30,813

The accompanying notes to financial statements

are an integral part of this balance sheet.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH DECEMBER 31, 2011

	Years Ended		Cumulative
	December 31,		From
	2011	2010	Inception

Revenues	$6,381	$-	$6,381

Expenses:
Research and development	39,313	24,377	137,092
Professional fees	45,082	59,984	172,698
Consulting fees	6,383	28,000	56,530
Management fees	133,500	-	133,500
Investor relations	3,500	4,831	9,911
Legal - incorporation	-	-	2,350
Travel	11,787	-	24,750
Other	736	8,157	3,101

Total general and administrative expenses	240,301	125,349	539,932

(Loss) from Operations	(233,920)	(125,349)	(533,551)

Other Income (Expense)
Foreign currency transaction gains	-	-	5,161
Foreign currency transaction losses	(223)	-	(3,646)
Interest expense	(82,102)	(25,438)	(107,833)
Other income (expense)	11,000	-	11,000

Provision for Income Taxes	-	-	-

Net (Loss)	$(305,245)	$(150,787)	$(628,869)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	197,450,717	76,027,397

The accompanying notes to financial statements are

an integral part of these statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-
Common stock issued for cash	56,000,000	5,600	(4,800)	-	800
Assignment of invention rights	-	-	5,000	-	5,000
Net (loss) for the year	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	56,000,000	5,600	200	(18,019)	(12,219)
Common stock issued for cash	14,000,000	1,400	158,600	-	160,000
Net (loss) for the period	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	70,000,000	$7,000	$158,800	$(172,837)	$(7,037)
Common stock issued as compensation	10,000,000	1,000	24,000	-	25,000
Convertible note discount	-	-	24,545		24,545
Convertible note discount	-	-	22,091		22,091
Net (loss) for the period	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	80,000,000	$8,000	$229,436	$(323,624)	$(86,188)
Common stock issued to extinguish debt	12,000,000	1,200	47,800	-	49,000
Common stock issued upon conversion of convertible debt	74,159,974	7,416	69,821	-	77,237
Convertible note discount	-	-	55,227	-	55,227
Common stock issued as compensation	30,000,000	3,000	22,500	-	25,500
Common stock issued as compensation	180,000,000	18,000	90,000	-	108,000
Net (loss) for the period	-	-	-	(305,245)	(305,245)
Balance - December 31, 2011	376,159,974	$37,616	$514,784	$(628,869)	$(76,469)

The accompanying notes to financial statements are

an integral part of this statement.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH DECEMBER 31, 2011

	Years Ended		Cumulative
	December 31,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(305,245)	$(150,787)	$(628,869)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued for services	133,500	25,000	158,500
Amortization of beneficial conversion feature	76,162	23,963	100,125
Changes in net assets and liabilities-		-
Accounts payable and accrued liabilities	7,247	(752)	38,495

Net Cash Used in Operating Activities	(88,336)	(102,576)	(331,749)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	-	160,800
Proceeds from convertible note payable	67,500	57,000	124,500
Payments of shareholder loans	-	-	(14,300)
Proceeds from shareholder loans	2,608	48,426	68,334

Net Cash Provided by Financing Activities	70,108	105,426	339,334

Net (Decrease) Increase in Cash	(18,228)	2,850	285

Cash - Beginning of Period	18,513	15,663	-

Cash - End of Period	$285	$18,513	$285

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000
Stock issued to settle shareholder loans	$49,000	$-	$49,000
Stock issued to settle convertible debts and interest	$77,237	$-	$77,237

The accompanying notes to financial statements are

an integral part of these statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Revenue Recognition

The Company is in the development stage. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2011, loans from related parties amounted to $5,034, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was reduced by $14,800 upon conversion of shares.

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

As of December 31, 2011, the balance of convertible notes payable is $52,700 net of unamortized discounts of $1,738.

For the year ended December 31, 2011 the Company recognized $5,940 in interest expense related to the notes and has amortized $76,162 of the beneficial conversion features which has been recorded as interest expense.

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

From January 1, 2011 to December 31, 2011, the Company issued 74,159,974 shares of its common stock valued at $77,237 to retire convertible debt and accrued interest of $5,437.

On October 7, 2011, the Company filed a certificate of amendment of certificate of incorporation with the state of Delaware to increase the amount of authorized common stock to 1,000,000,000 shares.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$70,206	$34,681
Nondeductible interest expense	(17,517)	(5,511)
Change in valuation allowance	(52,689)	(29,170)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010 as follows:

	2010	2010

Loss carryforwards	$121,611	$68,922
Less - Valuation allowance	(121,611)	(68,922)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $529,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

As described in Note 3, as of December 31, 2011, the Company owed $5,034 to directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 9A(T).   Controls and Procedures.

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

As of December 31 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

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

Changes in internal control over financial reporting

During the year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

 On February 14 2012 the Directors, also the majority shareholders of the company declared a reverse split of 500-1 of the outstanding common stock of the company. The reverse split was effective March 6 2012. The outstanding common stock was reduced from 659,431,870 to 1,318,863. The authorized shares was not changed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding two of the members of our Board of Directors and our executive officers:

Positions and Offices Held

George Ivakhnick	33	President and Director

Ruth Katz	25	Secretary and Director and Principal Financial and Accounting Officer

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Mr George Ivakhnik

Mr. George Ivakhnik, 33, Chief Executive Officer and Chairman of the Board, has public and private company expertise. His predominant responsibilities include: portfolio asset management, portfolio allocation, capital formation, limiting portfolio risk exposure and maximizing investment returns for investors. Mr. Ivakhnik‟s background includes service as registered representative of national investment banks, including Advanced Equities, where he performed financial services for top Silicon Valley VC‟s, New Enterprise Associates, Kleiner Perkins Caufield & Byers, Benchmark Capital, and Sequoia Capital. Mr. Ivakhnik also has over 10 years real estate capital markets experience as vice president of PRM Realty Group, a 3-billion dollar Chicago-based exotic value-added real estate developer. Mr. Ivakhnik‟s financial duties included launching a capital markets division for the purpose of executing high-end development opportunities. While at PRM and continuing thereafter, Mr. Ivakhnik performed capital formation duties for west coast mortgage-backed pools (“Private Money Lenders”). After working at Advanced Equities, Mr. Ivakhnik registered with 1st Bridgehouse Securities, where he executed FDIC, DeNovo Banking IPO strategies. Most recently, Mr. Ivakhnik has spearheaded the acquisition and implementation franchising opportunities of U.S. based socially responsible companies. Mr. Ivakhnik‟s office is located in Beverly Hills, California. Mr. Ivakhnik holds a Series 7 and 66 securities License, CRD# 3140650 (Not Registered) and attended Metropolitan University of Denver, Colorado.

Mrs Ruth Katz

Mrs Ruth Katz has been the Accounting Officer , Secretary , and Director since May 2011 . Mrs Ruth Katz has studied and received her BA in Accounting and Information Systems from Lustig University in Israel ( from the years 2006-2010 ) .. She works as a controller for OTC Equities Ltd in Israel a Business consulting Co involved in corporate consulting and CFO financial services including reverse mergers .

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

The Company issued 180,000,000 shares valued at $108,000 to two Directors for services in 2011.

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

The following table lists, as of December 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 659,431,870 shares of our common stock issued and outstanding as of December 31, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock other than convertible debt that can be converted into common shares of the company.

		Percent of
	Number of Shares of Common	Common
	Stock Beneficially	Stock Beneficially
Name and Address of	Owned or Right to	Owned or Right
Beneficial Owner	Direct Vote (1)	to Direct Vote
JUDAH STEINBERGER	219,040,000	33%
RUTH KATZ	190,000,000	28%
HENRY BALL	50,000,000	7.5%

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

As of December 31, 2011, the Company owed to Directors / Stockholders  of the Company $5,034 .

The Company issued 180,000,000 shares valued at $108,000 to two Directors for services in 2011.

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

Item 14.	Principal Accounting Fees and Services.

Our principal independent accountant is Weinberg and Baer LLC CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended	For Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$14,000	$14,000

Tax Fees ( Paid to Alan Weinberg CPA )	$500	$500

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

The Mobile Star Corp

Date: March 12 2011	By:	/s/ George Ivakhnik
Name: George Ivakhnik
Title: Chief Executive Officer, and Director

	By ;	/s/ George Ivakhnik
Name : George Ivakhnik
Title : Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12 2011	By:	/s/ Ruth Katz
Name: Ruth Katz
Title: Principal Accounting and Financial Officer, Secretary and Director

Date: March 12 2011	By:	/s/ Ruth Katz
Name: Ruth Katz
Title: Principal Accounting and Financial Officer, Secretary and Director

