Form 10-Q
period 2012-03-31
MOBILE STAR CORP
filed 2012-05-21
CIK 1431936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333- 152952

THE MOBILE STAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0565411
(State of incorporation) c/o George Ivakhnik 433 N. Camden Dr., Fourth Floor Beverly Hills, CA. 90210 Phone number: 310-279-5282	(I.R.S. Employer Identification No.)

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No       ☒

As of May 31 2012, 1,3185,875 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Mobile Star, Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MBST" refers to The Mobile Star, Corp.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Financial Statements	F-1

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$285	$285
Prepaid expenses	127,500	-

Total current assets	127,785	285

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$140,085	$12,585

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$19,166	$33,058
Loans from related parties - Directors and stockholders	24,034	5,034
Convertible note payable, net of discount	44,100	50,962

Total current liabilities	87,300	89,054

Total liabilities	87,300	89,054

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 1,318,875 and 752,320 shares
issued and outstanding, respectively	132	75	*
Additional paid-in capital	738,368	552,325	*
(Deficit) accumulated during the development stage	(685,715)	(628,869)

Total stockholders' equity (deficit)	52,785	(76,469)

Total Liabilities and Stockholders' Equity (Deficit)	$140,085	$12,585

* Restated to reflect reverse stock split

The accompanying notes to financial statements

are an integral part of this balance sheet.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$6,381

Expenses:
Research and development	-	13,283	137,092
Professional fees	4,000	13,732	176,698
Consulting fees	50,000	6,383	106,530
Management fees	-	-	133,500
Investor relations	-	3,500	9,911
Legal - incorporation	-	-	2,350
Travel	-	6,846	24,750
Other	-	586	3,101

Total general and administrative expenses	54,000	44,330	593,932

(Loss) from Operations	(54,000)	(44,330)	(587,551)

Other Income (Expense)
Foreign currency transaction gains	-	-	5,161
Foreign currency transaction losses	-	-	(3,646)
Interest expense	(2,846)	(25,690)	(110,679)
Other income (expense)	-	-	11,000

Provision for Income Taxes	-	-	-

Net (Loss)	$(56,846)	$(70,020)	$(685,715)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.41)*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	752,320	172,676 *

* Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-
Common stock issued for cash	112,000	11	789	-	800
Assignment of invention rights	-	-	5,000	-	5,000
Net (loss) for the year	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	112,000	11	5,789	(18,019)	(12,219)
Common stock issued for cash	28,000	3	159,997	-	160,000
Net (loss) for the period	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	140,000	$14	$165,786	$(172,837)	$(7,037)
Common stock issued as compensation	20,000	2	24,998	-	25,000
Convertible note discount	-	-	24,545		24,545
Convertible note discount	-	-	22,091		22,091
Net (loss) for the period	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	160,000	$16	$237,420	$(323,624)	$(86,188)
Common stock issued to extinguish debt	24,000	2	48,998	-	49,000
Common stock issued upon conversion of convertible debt	148,320	15	77,222	-	77,237
Convertible note discount	-	-	55,227	-	55,227
Common stock issued as compensation	60,000	6	25,494	-	25,500
Common stock issued as compensation	360,000	36	107,964	-	108,000
Net (loss) for the period	-	-	-	(305,245)	(305,245)
Balance - December 31, 2011	752,320	$75	$552,325	$(628,869)	$(76,469)
Common stock issued as compensation	500,000	50	177,450	-	177,500
Common stock issued upon conversion of convertible debt	66,555	7	8,593	-	8,600
Net (loss) for the period	-	-	-	(56,846)	(56,846)
Balance - March 31, 2012	1,318,875	$132	$738,368	$(685,715)	$(118,960)

* Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of this statement.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH MARCH 31, 2011

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(56,846)	$(70,020)	$(685,715)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	177,500	-	336,000
Amortization of beneficial conversion feature	1,738	23,921	101,863
Changes in net assets and liabilities-
Prepaid expenses	(127,500)	-	(127,500)
Accounts payable and accrued liabilities	(13,892)	(1,231)	24,603
Customer deposits	-	3,189	-

Net Cash Used in Operating Activities	(19,000)	(44,141)	(350,749)

Investing Activities:
Purchase of patent pending	-	-	(7,300)

Net Cash Used in Investing Activities	-	-	(7,300)

Financing Activities:
Proceeds from common stock issued	-	-	160,800
Proceeds from convertible note payable	-	35,000	124,500
Payments of shareholder loans		-	(14,300)
Proceeds from shareholder loans	19,000	-	87,334

Net Cash Provided by Financing Activities	19,000	35,000	358,334

Net (Decrease) Increase in Cash	-	(9,141)	285

Cash - Beginning of Period	285	18,513	-

Cash - End of Period	$285	$9,372	$285

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-	$-	$5,000
Stock issued to settle shareholder loans	$-	$-	$49,000
Stock issued to settle convertible debts and interest	$8,600	$-	$85,837

The accompanying notes to financial statements are

an integral part of these statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2012,, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012,. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2012, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 28,000 (post reverse stock split) shares of newly issued common stock for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. The Company has issued 28,000 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(3)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $24,034, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4)  Convertible Notes Payable

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of March 31, 2012 this note was reduced by $23,400 upon conversion of shares.

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

As of March 31, 2012, the balance of convertible notes payable is $44,100.

For the period ended March 31, 2012 the Company recognized $1,108 in interest expense related to the notes and has amortized $1,738 of the beneficial conversion features which has been recorded as interest expense.

(5)  Common Stock

On February 4, 2008, the Company issued 112,000 (post reverse stock split) shares of its common stock to founders of the Company, some of whom are directors and officers, for proceeds of $800.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 28,000 (post reverse stock split) shares of newly issued common stock for proceeds of up to $200,000. The Registration Statement on Form S-1 was filed with the SEC on August 12, 2008 and declared effective on September 8, 2008. The Company has issued 28,000 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $200,000. The Company incurred $40,000 of deferred offering costs related to this capital formation activity.

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

On May 26, 2010, the Company issued 20,000 (post reverse stock split) shares of its common stock to a Director for services valued at $25,000 based on the current market price of the stock minus a discount for the restricted trading.

On February 25, 2011, the Company issued 24,000 (post reverse stock split) shares of its common stock to Directors for repayment of loans of $49,000 based on the current market price of the stock minus a discount for the restricted trading.

On August 26, 2011, the Company issued 360,000 (post reverse stock split) shares of its common stock to Directors for services valued at $108,000 based on the current market price of the stock minus a discount for the restricted trading.

On September 8, 2011, the Company issued 60,000 (post reverse stock split) shares of its common stock for services valued at $25,500 based on the current market price of the stock minus a discount for the restricted trading.

From January 1, 2011 to December 31, 2011, the Company issued 148,320 (post reverse stock split) shares of its common stock valued at $77,237 to retire convertible debt and accrued interest of $5,437.

On October 7, 2011, the Company filed a certificate of amendment of certificate of incorporation with the state of Delaware to increase the amount of authorized common stock to 1,000,000,000 shares.

On January 4, 2012, the Company issued 100,000 (post reverse stock split) shares of its common stock to a consultant for services valued at $35,500.

On February 2, 2012, the Company issued 400,000 (post reverse stock split) shares of its common stock to two directors for services valued at $142,000.

From January 1, 2012 to March 31, 2012, the Company issued 66,555 (post reverse stock split) shares of its common stock valued at $8,600 to retire convertible debt.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$13,075	$16,105
Nondeductible interest expense	(400)	(5,502)
Change in valuation allowance	(12,675)	(10,603)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

F-10

	2012	2011

Loss carryforwards	$134,286	$121,611
Less - Valuation allowance	(134,286)	(121,611)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $584,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 3, as of March 31, 2012, the Company owed $24,034 to directors, officers, and principal stockholders of the Company for working capital loans.

On February 4, 2008, the Company issued 38,080 (post reverse stock split) shares of common stock to directors of the Company, for $272.

As described in Note 5, on May 26, 2010, the Company issued 20,000 (post reverse stock split) shares of its common stock to a Director for services valued at $25,000.

On February 25, 2011, the Company issued 24,000 (post reverse stock split) shares of its common stock to Directors for repayment of loans of $49,000 based on the current market price of the stock minus a discount for the restricted trading.

On August 26, 2011, the Company issued 360,000 (post reverse stock split) shares of its common stock to Directors for services valued at $108,000 based on the current market price of the stock minus a discount for the restricted trading.

On February 2, 2012, the Company issued 400,000 (post reverse stock split) shares of its common stock to two directors for services valued at $142,000.

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

Corporate Background

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations on January 1, 2008. Our Principal executive offices are located at 433 N Camden Dr Fourth Floor , Beverly Hills CA 90210.

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

Employees

Other than our current Directors and officers, we have two outside consultants

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

As of March 31, 2012, the balance of convertible notes payable is $44,100.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as March 31 2012 reflects cash in the amount of $285. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2012 and March 31 2011 amounted to $54,000 , $44,300 and $56,846 and $70,020, respectively .

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to item 305(e) of Regulation we are not required to provide the information by this item as it is a “smaller reporting company” as defined by Rule 229.10(l)(1).

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

Item 1A.            Risk Factors

As a “smaller reporting company”, as defined by Rule 229.1 (F)(1) we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about February 1 2012, the Registrant issued a total of 250,000,000 shares of common stock of the Registrant as indicated below. The shares were issued to the two Directors (100,000,000) to each Director of the Registrant and 50,000,000 to a third party consultant , for services being provided to the Company for management fees for the annual fiscal year 2012.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The majority of shareholders of the Co who are also the Directors voted to initiate a reverse split in the amount of 500 to 1 . The split was approved by the related regulators and became effective on February 14, 2012.

Item 5. Other Information.

On February 7, 2012 the Board of Directors of the Company resolved to authorize a 500-for-1 reverse split of its issued and outstanding common shares, whereby every Five Hundred (500) old shares of common stock will be exchanged for One (1) new share of the Company's common stock, to become effective on February 7, 2012. As a result, once the reverse split is declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock will decrease from 650,000,000 prior to the reverse split to 1,300,000 following the reverse split. The reverse split shares are payable upon surrender of certificates to the Company's transfer agent. .

On February 13, 2012 Judah Steinberger resigned from the position of CEO with the Company, but not before appointing George Ivakhnik to take over his position as CEO. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Furthermore, Mr. Steinberger will remain a Director of the Company as a member of the Board. Mr. Ivakhnik has also been named to the Board of Directors of the Company.

On February 17, 2012, the Company issued a press release announcing its updated business plan model, which includes ongoing operations of the current business model as well.

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

Date: May 21, 2012	THE MOBILE STAR CORP.

	By:	/s/ George Ivakhnik
Name: George Ivakhnik Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2012	By:	/s/ George Ivakhnik
Name: George Ivakhnik Title: President and Director (Principal Executive Officer)

Date: May 21, 2012	By:	/s/ Ruth Katz
Name: Ruth Katz Title: Secretary and Director (Principal Internal Accounting and financial Officer)

