Form 10-Q
period 2012-08-14
MOBILE STAR CORP
filed 2012-08-15
CIK 1431936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 333-152952

MOBILE STAR CORP.

 (Exact name of registrant as specified in its charter)

Delaware	98-0565411
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o George Ivakhnik 433 N. Camden Dr., Fourth Floor Beverly Hills, CA. 90210
(Address of principal executive offices)

310-279-5282
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ☑    No

As of June 30, 2012, there were 22,161,278 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOBILE STARE CORP.

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mobile Star Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MBST" refers to Mobile Star Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

Financial Statements-

Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Statements of Operations for the Three Months and Six Months Ended
June 30, 2012, and 2011 and Cumulative from Inception	F-2

Statements of Cash Flows for the Six Months Ended June 30, 2012 and
2011 And Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2012	F-4

Notes to Financial Statements	F-5

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$ 284	$ 285
Prepaid expenses	85,000	-

Total current assets	85,284	285

Other Assets:
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	12,300	12,300

Total Assets	$ 97,584	$ 12,585

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 26,177	$ 33,058
Loans from related parties - Directors and stockholders	25,134	5,034
Convertible notes payable, net of discount	293,200	50,962

Total current liabilities	344,511	89,054

Total liabilities	344,511	89,054

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series B preferred convertible stock, par value $.001 per share,
0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 22,161,278 and 752,320 shares
issued and outstanding, respectively	2,216	75
Additional paid-in capital	1,050,934	552,325
Stock subscriptions receivable	(40,000)	-
(Deficit) accumulated during the development stage	(1,260,077)	(628,869)

Total stockholders' equity (deficit)	(246,927)	(76,469)

Total Liabilities and Stockholders' Equity (Deficit)	$ 97,584	$ 12,585

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended			Cumulative
	June 30,		June 30,			From
	2012	2011	2012	2011		Inception

Revenues	$-	6,381	$-	$6,381		$6,381

Expenses:
Research and development	-	26,030		39,313		137,092
Professional fees	45,100	10,452	49,100	24,185		221,798
Consulting fees	356,250	-	406,250	6,383		462,780
Management fees	-	-	-	-		133,500
Investor relations	-	-	-	3,500		9,911
Legal - incorporation	-	-	-	-		2,350
Director fees	170,000	-	170,000	-		170,000
Travel	-	-	-	-		24,750
Other	-	5,089	-	12,520		3,101

Total general and administrative expenses	571,350	41,571	625,350	85,901		1,165,282

(Loss) from Operations	(571,350)	(35,190)	(625,350)	(79,520)		(1,158,901)

Other Income (Expense)
Foreign currency transaction gains	-		-			5,161
Foreign currency transaction losses	-	(98)	-	(98)		(3,646)
Interest expense	(3,011)	(25,619)	(5,858)	(51,309)		(113,691)
Other income (expense)	-	11,000	-	11,000		11,000

Provision for Income Taxes	-	-	-	-		-

Net (Loss)	$(574,361)	$(49,907)	$(631,208)	$(119,927)		$(1,260,077)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.23)	$(0.15)	$(0.61)	$

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,222,268	221,620	4,200,910	197,173

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

	Six Months Ended			Cumulative
	June 30,			From
	2012		2011	Inception

Operating Activities:
Net (loss)	$(631,208)		$(119,927)	$(1,260,077)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	241,250		3,389	399,750
Amortization of beneficial conversion feature	1,738		47,825	101,863
Changes in net assets and liabilities-
Prepaid expenses	(85,000)		-	(85,000)
Accounts payable and accrued liabilities	(6,882)		(14,771)	31,614

Net Cash Used in Operating Activities	(480,102)		(83,484)	(811,850)

Investing Activities:
Purchase of patent pending	-		-	(7,300)

Net Cash Used in Investing Activities	-		-	(7,300)

Financing Activities:
Proceeds from common stock issued	210,000		-	370,800
Proceeds from convertible note payable	250,000		67,500	374,500
Payments of shareholder loans			-	(14,300)
Proceeds from shareholder loans	20,100		-	88,434

Net Cash Provided by Financing Activities	480,100		67,500	819,434

Net (Decrease) Increase in Cash	(1)		(15,984)	284

Cash - Beginning of Period	285		18,513	-

Cash - End of Period	$284		$2,529	$284

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-	$-
Income taxes	$-		$-	$-

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$-		$-	$5,000
Stock issued to settle shareholder loans	$-	$	$ 49,000	$49,000
Stock issued to settle convertible debts and interest	$9,500		$52,389	$86,737

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - January 1, 2008	-	$-	$-	$-	$-	$-
Common stock issued for cash	112,000	11	789	-	-	800
Assignment of invention rights	-	-	5,000	-	-	5,000
Net (loss) for the year	-	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	112,000	11	5,789	-	(18,019)	(12,219)
Common stock issued for cash	28,000	3	159,997	-	-	160,000
Net (loss) for the period	-	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	140,000	$14	$165,786	$-	$(172,837)	$(7,037)
Common stock issued as compensation	20,000	2	24,998	-	-	25,000
Convertible note discount	-	-	24,545	-		24,545
Convertible note discount	-	-	22,091	-		22,091
Net (loss) for the period	-	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	160,000	$16	$237,420	$-	$(323,624)	$(86,188)
Common stock issued to extinguish debt	24,000	2	48,998	-	-	49,000
Common stock issued upon conversion of convertible debt	148,320	15	77,222	-	-	77,237
Convertible note discount	-	-	55,227	-	-	55,227
Common stock issued as compensation	60,000	6	25,494	-	-	25,500
Common stock issued as compensation	360,000	36	107,964	-	-	108,000
Net (loss) for the period	-	-	-	-	(305,245)	(305,245)
Balance - December 31, 2011	752,320	$ 75	$ 552,325	$ -	$ (628,869)	$ (76,469)
Common stock issued as compensation	500,000	50	177,450	-	-	177,500
Common stock issued upon conversion of convertible debt	66,555	7	8,593	-	-	8,600
Common stock issued as compensation	61,228	6	894	-	-	900
Common stock issued as compensation	1,875,000	188	27,938	-	-	28,126
Common stock issued as compensation	1,875,000	188	27,937	-	-	28,125
Common stock issued for cash	16,531,175	1,653	248,347	(40,000)	-	210,000
Common stock issued as compensation	500,000	50	7,450	-	-	7,500
Net (loss) for the period	-	-	-	-	(631,208)	(631,208)
Balance - June 30, 2012	22,161,278	$2,216	$1,050,934	$(40,000)	$(1,260,077)	$(246,926)

The accompanying notes to financial statements are an integral part of these statements.

Note 1- Summary of Significant Accounting Policies

Basis of Presentation and Organization

Mobile Star Corp. (“Mobile Star” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 25, 2007 and began activity in January 2008. The business plan of the Company is to develop a commercial application of a self-operated computerized karaoke recording booths. The Company also intends to obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Mobile Star were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivables is probable.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2012, the carrying value of accounts payable, accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Note 2- Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to develop a commercial application of a self-operated computerized karaoke recording booth. The Company also intends to obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3- Patent Pending

In January 2008, the Company entered into an Assignment Agreement whereby the Company acquired all of the rights, title and interest in the invention known as the “Self operated computerized karaoke recording booth” for consideration of royalties ranging from 1% to 5% based on the net income of the Company for 30 years from the date of the Company's incorporation. On February 20, 2008 the Company filed PCT and U.S. patent applications for the invention.

Note 4- Loans from Related Parties - Directors and Stockholders

As of June 30, 2012, loans from related parties amounted to $25,134, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

On May 23, 2012, the Company signed a $200,000 convertible promissory note with a related party.  The note bears interest at 8% per annum and was due on May 23, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at the current trading price.

Note 5- Convertible Notes Payable

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2012 this note was reduced by $24,300 upon conversion to shares.

On April 11, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On May 23, 2012, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on May 23, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at the current trading price.

On May 23, 2012, the Company signed a $200,000 convertible promissory note with a related party.  The note bears interest at 8% per annum and is due on May 23, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at the current trading price.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of June 30, 2012, the balance of convertible notes payable is $293,200.

For the period ended June 30, 2012 the Company recognized $4,120 in interest expense related to the notes and has amortized $1,738 of the beneficial conversion features which has been recorded as interest expense.

Note 6- Common Stock

On February 4, 2008, the Company issued 112,000 (post reverse stock split) shares of its common stock to founders of the Company, some of whom were directors and officers, for proceeds of $800.

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

On March 2, 2012, the Company implemented a 1 for 500 reverse stock split on its issued and outstanding shares of common stock to the holders of record. After the reverse split, the number of shares of common stock issued and outstanding were 1,318,868 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

On June 5, 2012, the Company issued 1,875,000 shares of its common stock to a consultant for services valued at $28,125.

On June 5, 2012, the Company issued 1,875,000 shares of its common stock to an additional consultant for services valued at $28,125.

On June 5, 2012, the Company issued 16,531,175 to an investor for $250,000.

On June 21, 2012, the Company issued 500,000 shares of its common stock to a consultant for services valued at $7,500.

From January 1, 2012 to June 30, 2012, the Company issued 127,783 shares of its common stock valued at $9,500 to retire convertible debt and accrued interest.

Note 7- Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$145,178	$27,583
Nondeductible interest expense	(400)	(11,000)
Change in valuation allowance	(144,778)	(16,583)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$266,389	$121,611
Less - Valuation allowance	(266,389)	(121,611)

Total net deferred tax assets	$—	$—

FS loss carryforward	(1,260,077)	(628,869)
amort of discount	101,863	100,125
tax loss carryforward	(1,158,214)	(528,744)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2012, the Company had approximately $1,158,000 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire in the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note 8- Related Party Transactions

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

During the six months ended June 30, 2012 the Company paid fees to related parties amounting to $405,625.

Note 9- Commitments

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

Note 10- Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements contained in this Quarterly Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Mobile Star Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Plan of Operation

We were incorporated in Delaware on September 25, 2007 and are a development stage company. We began operations on January 1, 2008. Our Principal executive offices are located at 433 N Camden Dr Fourth Floor , Beverly Hills, CA 90210.

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

Liquidity and Capital Resources

As of June 30 2012 we had cash on hand of $284. Our cumulative net loss since inception is $1,260,077 which is comprised entirely of general and administrative and research and development expenses.

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 10, 2011. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was reduced by $14,800 upon conversion of shares.

On April 11, 2011, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

RESULTS OF OPERATIONS

For the Three Month Period Ended June 30, 2012 versus June 30, 2011

Revenues

The Company had revenues for the three month period ended June 30, 2012 of $0 and general and administrative costs of $571,350 as compared to the three month period ended June 30, 2011 of revenues of $6,381 and general and administrative costs of $35,190.

Operating Expenses and Net Loss.

The Company’s net loss of $574,361 for the three month period ended June 30, 2012 was comprised of general and administrative expenses of $571, 350 Professional fees to a related party in the amount of $45,100 Consulting fees in the amount of $356,250 and Director Fees of $170,000. The Company also had $3,011 in net interest expense. In comparison to the three month period ended June 30, 2011, the Company’s net loss of $49, 907 for the three month period ended June 30, 2011 was comprised of general and administrative expenses of $41,570 Research and Development fees in the amount of 26,030, Professional fees to a related party in the amount of $10,452 and other Fees of $5, 089. The Company also had $98 in Foreign Currency transaction, $25,619 in net interest expense and other income in the amount of $11,000.

For the Six Month Period Ended June 30, 2012 versus June 30, 2011

Revenues

The Company had revenues for the six month period ended June 30, 2012 of $0 and general and administrative costs of $625,350 as compared to the six month period ended June 30, 2011 of revenues of $6,381 and general and administrative costs of $85,901.

Operating Expenses and Net Loss.

The Company’s net loss of $631,208 for the six month period ended June 30, 2012 was comprised of general and administrative expenses of $625, 350, Professional fees to a related party in the amount of $49,100, consulting fees in the amount of $406,250 and Director Fees of $170,000. The Company also had $5,858 in net interest expenses. In comparison to the six month period ended June 30, 2011, the Company’s net loss of $119,927 for the six month period ended June 30, 2011 was comprised of general and administrative expenses of $85,901, Research and Development fees in the amount of $39,313, Professional fees to a related party in the amount of $24,185, consulting fees in the amount of $6,383, investor relations fees in the amount of $3,500 and other Fees in the amount of $12, 520. The Company also had $98 in Foreign Currency transaction, $51,309 in net interest expenses and other income in the amount of $11,000.

Cumulative From Inception

Revenues

The Company had revenues since inception of $6,381 and general and administrative costs of $1,165,282.

Operating Expenses and Net Loss.

The Company’s net loss of $1,260,077 since inception was comprised of general and administrative expenses of $1,165,282. Research and development fees in the amount of $137,092, Professional fees to a related party in the amount of $221,798 consulting fees in the amount of $462,780, Management fees in the amount of 133,500, Investor relations fees $9, 991, Legal incorporation fees in the amount of $2,350 Director Fees of $170,000, Travel fees of $24,750 and Other fees in the amount of $3,101. The Company also had $ 5,161 in foreign currency transaction gains and $3,646 in Foreign currency transaction losses, $113,691 in net interest expense and other income in the amount $11,000.

Liquidity and Capital Resources

Three and Six Month Period Ended June 30, 2012

As at June 30, 2012, our total assets were $97,584 compared to $12,585 in total assets at December 31, 2011. Total assets were comprised of $284 in cash as of June 30, 2012 compared to $285 at December 31, 2011. As at June 30, 2012, our current liabilities were $344,511 compared to $89,054 at December 31, 2011. Stockholders’ equity was a deficit of $246,927 as of June 30, 2012 compare to stockholders' equity deficit of $76,469 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was $(480,102). Net cash flows used in operating activities was $(83,484) for the six month period ended June 30, 2011. Net cash flows used in operating activities was $(811,850) since inception.

Cash Flows from Investing Activities

Since inception, including the three and six month period ended June 30, 2012, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six month period ended June 30, 2012 net cash provided by financing activities was $480,100. For the six month period ended June 30, 2011 net cash provided by financing activities was $67,500.For the period from inception to June 30, 2012, net cash provided by financing activities was $819,434.

QUARTERLY EVENTS

On April 27, 2012 the Company issued a press release announcing the designation of Series B Preferred Convertible shares which is designed to allow current and prospective shareholders to participate in the Company ownership through a different class of stock but one that is still convertible to common shares with voting rights.

On June 1, 2012 MBST announced in a press release the appointment of Mr. George Ivakhnik as the Company's new President, Secretary, and Treasurer, effective immediately. Mr. Ivakhnik was appointed as the CEO of the Company in February of 2012.

The Board also authorized the issuance of preferred A and C class shares. Class A and C preferred shares are designed for specific deal objectives.

On June 08, 2012 the Company issued a press release announcing an agreement entered into to acquire interest in two projects: 1.) Four-season NY-based land resort development and 2.) Up to 49% of Star-Show, Inc., a worldwide karaoke booth manufacturer and distributor.

On June 8, 2012, Mobile Star Corp. (the “Company”) caused to be issued 20,281,175 newly issued shares of common stock in execution of a Subscription Agreement (the “Agreement”) and for consulting services. As discussed further herein 16,531,175 of these shares were issued pursuant to the Agreement. The remaining 3,750,000 shares were issued for consulting services as follows; 1,875,000 to private consultant, Asher Zwebner and 1,875,000 shares to consulting firm, OTZAROT TARSHISH NECHASIM VEHASHKAOT LTD.

On June 8, 2012 The Company issued restricted shares of common stock in connection with the Agreement, which was entered between the Company and Arm Fund Partners, Inc. (“Arm Fund”). Therefore, on June 8, 2012, Arm Fund acquired control of 16,531,175 shares of the Company’s issued and outstanding common stock, which represents approximately 66% of the Company’s total issued and outstanding common stock at the time. Pursuant to the Agreement, Arm Fund paid an aggregate purchase price of two hundred and fifty thousand dollars ($250,000) in exchange for the shares.

On June 8, 2012 Ruth Katz resigned from the position of Secretary, Treasurer and Accounting Officer with the Company, but not before appointing George Ivakhnik to take over his position as President, Secretary, Treasurer, and Accounting Officer. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Ivakhnik already holds the positions of Chief Executive Officer and is a member of the Board of Directors of the Company.

On June 8, 2012 Judah Steinberger resigned from his directorship position, as his last remaining post with the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 12, 2012 MBST issued a press release announcing an agreement entered into to provide construction completion funds to a Long Beach, CA based Venue known as “The Vault,” a 22,000 square foot entertainment venue facility being built with state of the art sound and stage equipment and will be an attraction for Long Beach's burgeoning entertainment district.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

On June 8, 2012, Mobile Star Corp. (the “Company”) caused to be issued 20,281,175 newly issued shares of common stock in execution of a Subscription Agreement (the “Agreement”) and for consulting services. As discussed further herein 16,531,175 of these shares were issued pursuant to the Agreement. The remaining 3,750,000 shares were issued for consulting services as follows; 1,875,000 to private consultant, Asher Zwebner and 1,875,000 shares to consulting firm, OTZAROT TARSHISH NECHASIM VEHASHKAOT LTD.

On June 8, 2012 The Company issued restricted shares of common stock in connection with the Agreement, which was entered between the Company and Arm Fund Partners, Inc. (“Arm Fund”). Therefore, on June 8, 2012, Arm Fund acquired control of 16,531,175 shares of the Company’s issued and outstanding common stock, which represents approximately 66% of the Company’s total issued and outstanding common stock at the time. Pursuant to the Agreement, Arm Fund paid an aggregate purchase price of two hundred and fifty thousand dollars ($250,000) in exchange for the shares.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURE

NOT APPLICABLE

ITEM 5. OTHER INFORMATION

Quarterly Events:

On April 27, 2012 the Company issued a press release announcing the designation of Series B Preferred Convertible shares which is designed to allow current and prospective shareholders to participate in the Company ownership through a different class of stock but one that is still convertible to common shares with voting rights.

On June 01, 2012 MBST announced in a press release the appointment of Mr. George Ivakhnik as the Company's new President, Secretary, and Treasurer, effective immediately. Mr. Ivakhnik was appointed as the CEO of the Company in February of 2012.

The Board also authorized the issuance of preferred A and C class shares. Class A and C preferred shares are designed for specific deal objectives.

On June 08, 2012 the Company issued a press release announcing an agreement entered into to acquire interest in two projects: 1.) Four-season NY-based land resort development and 2.) Up to 49% of Star-Show, Inc., a worldwide karaoke booth manufacturer and distributor.

On June 8, 2012, Mobile Star Corp. (the “Company”) caused to be issued 20,281,175 newly issued shares of common stock in execution of a Subscription Agreement (the “Agreement”) and for consulting services. As discussed further herein 16,531,175 of these shares were issued pursuant to the Agreement. The remaining 3,750,000 shares were issued for consulting services as follows; 1,875,000 to private consultant, Asher Zwebner and 1,875,000 shares to consulting firm, OTZAROT TARSHISH NECHASIM VEHASHKAOT LTD.

On June 8, 2012 The Company issued restricted shares of common stock in connection with the Agreement, which was entered between the Company and Arm Fund Partners, Inc. (“Arm Fund”). Therefore, on June 8, 2012, Arm Fund acquired control of 16,531,175 shares of the Company’s issued and outstanding common stock, which represents approximately 66% of the Company’s total issued and outstanding common stock at the time. Pursuant to the Agreement, Arm Fund paid an aggregate purchase price of two hundred and fifty thousand dollars ($250,000) in exchange for the shares.

On June 8, 2012 Ruth Katz resigned from the position of Secretary, Treasurer and Accounting Officer with the Company, but not before appointing George Ivakhnik to take over his position as President, Secretary, Treasurer, and Accounting Officer. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Ivakhnik already holds the positions of Chief Executive Officer and is a member of the Board of Directors of the Company.

On June 8, 2012 Judah Steinberger resigned from his directorship position, as his last remaining post with the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 12, 2012 MBST issued a press release announcing an agreement entered into to provide construction completion funds to a Long Beach, CA based Venue known as “The Vault” 22,000 square foot entertainment venue facility being built with state of the art sound and stage equipment and will be an attraction for Long Beach's burgeoning entertainment district."

Item 6. Exhibits

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 8, 2008)
3.2	Bylaws of the Company (Filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 8, 2008)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Star, Corp.

A Delaware corporation

August 15, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, George Ivakhnik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mobile Star Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 15, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, George Ivakhnik, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Mobile Star Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 15, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Star Corp. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Ivakhnik, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 15, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Star Corp. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Ivakhnik, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 15, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.