Form 10-Q/A
period 2012-06-30
MOBILE STAR CORP
filed 2012-08-17
CIK 1431936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K, and correct Note 7 of the Notes to Financials which pertains to Income Taxes. The three bottom entries of the Income Tax financial table were inadvertently included in the file and does not apply to this Quarterly filing. This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Mobile Star, Corp.

A Delaware corporation

August 17, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director