Form 10-Q
period 2012-09-30
MOBILE STAR CORP
filed 2012-11-19
CIK 1431936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 333-152952

MOBILE STAR CORP.

 (Exact name of registrant as specified in its charter)

Delaware	98-0565411
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o George Ivakhnik 433 N. Camden Dr., Fourth Floor Beverly Hills, CA 90210
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

[X]Yes     [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[_]Yes     [_] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes  [X] No

As of September 30, 2012, there were 22,161,278 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Financial Statements

Balance Sheets as of September 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2012, and 2011 and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and
2011 And Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2012	F-5

Notes to Financial Statements	F-6

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$ 2082	$ 285
Prepaid expenses	42,500	-

Total current assets	44,582	285

Other Assets:
Deposits on investments	23,000	-
Patent pending	7,300	7,300
Assignment of invention rights	5,000	5,000

Total other assets	35,300	12,300

Total Assets	$ 79,882	$ 12,585

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 37,210	$ 33,058
Loans from related parties - Directors and stockholders	25,134	5,034
Convertible notes payable, net of discount	293,200	50,962

Total current liabilities	355,544	89,054

Total liabilities	355,544	89,054

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series B preferred convertible stock, par value $.001 per share,
10,000 shares authorized; 145 and 0 shares
issued and outstanding, respectively	-	-
Additional paid-in capital - Preferred stock subscribed	76,410	-
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 22,161,278 and 752,320 shares
issued and outstanding, respectively	2,216	75	*
Additional paid-in capital	1,059,634	552,325	*
Stock subscriptions receivable	(40,000)	-
(Deficit) accumulated during the development stage	(1,373,922)	(628,869)

Total stockholders' equity (deficit)	(275,662)	(76,469)

Total Liabilities and Stockholders' Equity (Deficit)	$ 79,882	$ 12,585

*Restated to reflect reverse stock split

The accompanying notes to financial statements are an integral part of these statements.

THE MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended			Cumulative
	September 30,		September 30,			From
	2012	2011	2012	2011		Inception

Revenues	$-	-	$-	$6,381		$6,381

Expenses:
Research and development	-	-	-	39,313		137,092
Professional fees	33,200	10,807	82,300	34,992		254,998
Consulting fees	71,554	-	477,804	6,383		534,617
Management fees	-	15,375	-	15,375		133,500
Investor relations	-	-	-	3,500		9,911
Legal - incorporation	-	-	-	-		2,350
Director fees	-	-	170,000	-		170,000
Travel	2,300	-	2,300	11,787		27,050
Other	758	2	759	736		3,576

Total general and administrative expenses	107,812	26,184	733,163	112,086		1,273,094

(Loss) from Operations	(107,812)	(26,184)	(733,163)	(105,705)		(1,266,713)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	-		5,161
Foreign currency transaction losses	-	(151)	-	(249)		(3,646)
Interest expense	(6,032)	(19,768)	(11,890)	(71,077)		(119,723)
Other income (expense)	-	-	-	11,000		11,000

Provision for Income Taxes	-	-	-	-		-

Net (Loss)	$(113,844)	$(46,103)	$(745,053)	$(166,031)		$(1,373,921)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.11)	$(0.07)	$(0.60)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,161,278	428,840	10,220,880	275,244	*

*Restated to reflect reverse stock split

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(745,053)	$(166,031)	$(1,373,921)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	241,250	133,500	399,750
Amortization of beneficial conversion feature	1,738	66,232	101,863
Changes in net assets and liabilities-
Prepaid expenses	(42,500)	(118,125)	(42,500)
Accounts payable and accrued liabilities	4,152	(1,348)	42,646

Net Cash Used in Operating Activities	(540,413)	(85,772)	(872,162)

Investing Activities:
Deposits on investments	(23,000)	---	(23,000)
Purchase of patent pending	—	—	(7,300)

Net Cash Used in Investing Activities	(23,000)	—	(30,300)

Financing Activities:
Proceeds from common stock issued	210,000	—	370,800
Proceeds from preferred stock	85,110	---	85,110
Proceeds from convertible note payable	250,000	67,500	374,500
Payments of shareholder loans		—	(14,300)
Proceeds from shareholder loans	20,100	17	88,434

Net Cash Provided by Financing Activities	565,210	67,517	904,544

Net (Decrease) Increase in Cash	1,797	(18,255)	2,082

Cash - Beginning of Period	285	18,513	—

Cash - End of Period	$2082	$258	$2082

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Assignment of invention rights acquired through additional paid-in capital	$—	$—	$5,000
Stock issued to settle shareholder loans	$—	$49,000	$49,000
Stock issued to settle convertible debts and interest	$9,500	$69,437	$86,737

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

							(Deficit)
							Accumulated
			Series B		Additional	Stock	During the
	Common stock		Preferred stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - January 1, 2008	-	-	-	-	-	-	-	-
Common stock issued for cash	112,000	11	-	-	789	-	-	800
Assignment of invention rights	-	-	-	-	5,000	-	-	5,000
Net (loss) for the year	-	-	-	-	-	-	(18,019)	(18,019)
Balance - December 31, 2008	112,000	11	-	-	5,789	-	(18,019)	(12,219)
Common stock issued for cash	28,000	3	-	-	159,997	-	-	160,000
Net (loss) for the period	-	-	-	-	-	-	(154,818)	(154,818)
Balance - December 31, 2009	140,000	14	-	-	165,786	-	(172,837)	(7,037)
Common stock issued as compensation	20,000	2	-	-	24,998	-	-	25,000
Convertible note discount	-	-	-	-	24,545	-		24,545
Convertible note discount	-	-	-	-	22,091	-		22,091
Net (loss) for the period	-	-	-	-	-	-	(150,787)	(150,787)
Balance - December 31, 2010	160,000	16	-	-	237,420	-	(323,624)	(86,188)
Common stock issued to extinguish debt	24,000	2	-	-	48,998	-	-	49,000
Common stock issued upon conversion of convertible debt	148,320	15	-	-	77,222	-	-	77,237
Convertible note discount	-	-	-	-	55,227	-	-	55,227
Common stock issued as compensation	60,000	6	-	-	25,494	-	-	25,500
Common stock issued as compensation	360,000	36	-	-	107,964	-	-	108,000
Net (loss) for the period	-	-	-	-	-	-	(305,245)	(305,245)
Balance - December 31, 2011	752,320	$ 75	-	-	$ 552,325	$ -	$(628,869)	$(76,469)
Common stock issued as compensation	500,000	50	-	-	177,450	-	-	177,500
Common stock issued upon conversion of convertible debt	66,555	7	-	-	8,593	-	-	8,600
Common stock issued upon conversion of convertible debt	61,228	6	-	-	894	-	-	900
Common stock issued as compensation	1,875,000	188	-	-	27,938	-	-	28,126
Common stock issued as compensation	1,875,000	188	-	-	27,937	-	-	28,125
Common stock issued for cash	16,531,175	1,653	-	-	248,347	(40,000)	-	210,000
Common stock issued as compensation	500,000	50	-	-	7,450	-	-	7,500
Preferred convertible stock issued for cash	-	-	145	-	8,700	-	-	8,700
Additional Paid-in Capital Preferred Stock Subscribed	-	-	-	76,410	-	-	-	76,410
Net (loss) for the period	-	-	-	-	-	-	(631,208)	(745,053)
Balance - September 30, 2012	22,161,278	2,216	-	76,410	1,059,634	(40,000)	(1,260,077)	(275,662)

The accompanying notes to financial statements are an integral part of these statements.

MOBILE STAR CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Note 1- Summary of Significant Accounting Policies

Basis of Presentation and Organization

The Mobile Star Corp. (“The Mobile Star” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 25, 2007 and began activity in January 2008. The business plan of the Company is to develop a commercial application of a self operated computerized karaoke recording booth. The Company also intends to obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of The Mobile Star were prepared by the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012,. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2012, the carrying value of accounts payable, accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

In January 2008, the Company entered into a Assignment Agreement whereby the Company acquired all of the rights, title and interest in the invention known as the “Self operated computerized karaoke recording booth” for consideration of royalties ranging from 1% to 5% based on the net income of the Company for 30 years from the date of the Company's incorporation. On February 20, 2008, the Company filed PCT and U.S. patent applications for the invention.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has limited revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 4- Loans from Related Parties - Directors and Stockholders

As of September 30, 2012, loans from related parties amounted to $25,134, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

On May 23, 2012, the Company signed a $200,000 convertible promissory note with a related party.  The note bears interest at 8% per annum and is due on May 23, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at the current trading price.

Note 5- Convertible Notes Payable

On January 6, 2011, the Company signed a $35,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on October 10, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2012 this note was reduced by $24,300 upon conversion to shares.

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

As of September 30, 2012, the balance of convertible notes payable is $293,200.

For the nine months ended September 30, 2012, the Company recognized $10,152 in interest expense related to the notes and has amortized $1,738 of the beneficial conversion features which has been recorded as interest expense.

Note 6- Preferred and Common Stock

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

During the three months ended September 30, 2012, the Company issued 145 shares of its Series B preferred convertible stock for proceeds of $8,700 and received paid subscriptions of $76,410 for additional preferred shares.

Note 7- Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$171,362	$38,187
Nondeductible interest expense	(400)	(15,233)
Change in valuation allowance	(170,962)	(22,954)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$292,574	$121,611
Less - Valuation allowance	(292,574)	(121,611)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2012, the Company had approximately $1,272,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2032.

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

As described in Note 6, on May 26, 2010, the Company issued 20,000 (post reverse stock split) shares of its common stock to a Director for services valued at $25,000.

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

During the nine months ended September 30, 2012 the Company paid fees to related parties amounting to $647,804.

Note 9- Commitments

On June 15, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company ("NATCO"). Under the Agreement, the Company agreed to pay to NATCO an annual fee of $1,500 for the first year and $1,800 for every year thereafter. NATCO will act as the Company’s transfer agent and registrar.

As described in Note 2, in January 2008, the Company entered into a Assignment Agreement whereby the Company acquired all of the rights, title and interest in the invention known as the “Self operated computerized karaoke recording booth” for consideration of royalties ranging from 1% to 5% based on the net income of the Company for 30 years from the date of the Company's incorporation.

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash on hand of $2,082. Our cumulative net loss since inception is $1,373,921 which is comprised entirely of general and administrative and research and development expenses.

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

Results of Operations

For the Three Month Period Ended September 30, 2012 versus September 30, 2011

Revenues

The Company had revenues for the three month period ended September 30, 2012 of $0 and general and administrative costs of $107,812 as compared to the three month period ended September 30, 2011, of revenues of $0 and general and administrative costs of $26,184.

Operating Expenses and Net Loss.

The Company’s net loss of $113,844 for the three month period ended September 30, 2012, was comprised of general and administrative expenses of $107,812, consisting of Professional fees to a related party in the amount of $33,200, consulting fees in the amount of $71,554, Travel Expenses in the amount of $2300, and $758 in other expenses. The Company also had $6,032 in net interest expense. In comparison to the three month period ended September 30, 2011, the Company’s net loss of $46,103 for the three month period ended September 30, 2011, was comprised of general and administrative expenses of $26,184, consisting of Research and Development fees in the amount of $0, Professional fees to a related party in the amount of $10,807, management fees of $15,375 and other Fees of $2.00. The Company also had $151 in Foreign Currency transaction losses, $19,768 in interest expenses.

For the Nine Month Period Ended September 30, 2012 versus September 30, 2011

Revenues

The Company had revenues for the nine month period ended September 30, 2012, of $0 and general and administrative costs of $733,163, as compared to the nine month period ended September 30, 2011, of revenues of $6,381 and general and administrative costs of $112,086.

Operating Expenses and Net Loss.

The Company’s net loss of $745,053 for the nine month period ended September 30, 2012, was comprised of general and administrative expenses of $733,163, consisting of Professional fees to a related party in the amount of $82,300, consulting fees in the amount of $477,804, Director Fees of $170,000, travel expenses in the amount of $2,300 and $759 in other expenses. The Company also had $11,890 in net interest expenses. In comparison to the nine month period ended September 30, 2011, the Company’s net loss of $166,031 for the nine month period ended September 30, 2011, was comprised of general and administrative expenses of $112,086, Research and Development fees in the amount of $39,313, Professional fees to a related party in the amount of $34,992, consulting fees in the amount of $6,383, management fees in the amount of $15,375, investor relations fees in the amount of $3,500, travel expenses in the amount of $11,787 and other fees in the amount of $736. The Company also had $249 in Foreign Currency transaction losses, $71,077 in net interest expenses and other income in the amount of $11,000.

Cumulative From Inception

Revenues

The Company had revenues since inception of $6,381 and general and administrative costs of $1,273,094.

Operating Expenses and Net Loss.

The Company’s net loss of $1,373,921 since inception was comprised of general and administrative expenses of $1,273,094, consisting of research and development fees in the amount of $137,092, Professional fees to a related party in the amount of $254,998, consulting fees in the amount of $534,617, Management fees in the amount of $133,500, Investor relations fees in the amount of $9,911, Legal incorporation fees in the amount of $2,350, Director Fees in the amount of $170,000, Travel fees in the amount of $27,050 and Other fees in the amount of $3,576. The Company also had $5,161 in foreign currency transaction gains and $3,646 in Foreign currency transaction losses, $119,723 in net interest expense and other income in the amount $11,000.

.

Liquidity and Capital Resources

As of September 30, 2012, the total liabilities were $355,544 compared to $89,054 for the period ended December 31, 2011, and the Company’s assets were $79,882 compared to $12,585 for the period ended December 31, 2011. Total assets were comprised of $2,082 in cash as of September 30, 2012, as compared to $285 at December 31, 2011. Stockholders’ equity was at a deficit of $275,662 as of September 30, 2012, compared to stockholders' equity deficit of $76,469 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was $(540,413). Net cash flows used in operating activities was $(85,772) for the nine month period ended September 30, 2011. Net cash flows used in operating activities was $(872,162) since inception.

Cash Flows from Investing Activities

Since inception, including the three and nine month period ended September 30, 2012, the Company used ($23,000) net cash in investing activities, as compared to $(30,300) cumulative since inception.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine month period ended September 30, 2012, net cash provided by financing activities was $565,210. For the nine month period ended September 30, 2011, net cash provided by financing activities was $67,517. For the period from inception to September 30, 2012, net cash provided by financing activities was $904,544.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

ITEM 3. QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as previously disclosed on our Annual Report on Form 10-K

Changes in Internal Control over Financial Reporting

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

During the three months ended September 30, 2012, the Company issued 145 shares of its Series B preferred convertible stock for proceeds of $8,700 and received paid subscriptions of $76,410 for additional preferred shares.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINING SAFETY DISCLOSURE

NOT APPLICABLE

ITEM 5. OTHER INFORMATION

Quarterly Events:

NONE

Subsequent Events:

NONE

Item 6. Exhibits

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 8, 2008)
3.2	Bylaws of the Company (Filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 8, 2008)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
101.INS*	XBRL Instance Document (Filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (Filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith).

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Star, Corp.

A Delaware corporation

November 19, 2012	By:	/S/ George Ivakhnik
George Ivakhnik
	Its:	CEO, Treasurer&
Principal Accounting and Financial Officer Secretary and Director